Form 10QSB
period 2001-03-31
SURETY HOLDINGS CORP
filed 2001-05-21
CIK 1119135

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to

     Commission File No. 0-32331

                             SURETY HOLDINGS CORP.
          -----------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Delaware                                            56-2229054
------------------------------                       --------------------------
State or other jurisdiction of                             (IRS Employer
incorporation or organization                            Identification No.)

                              850 Fort Plains Road
                            Howell, New Jersey 07731
                -----------------------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number including area code    732-886-0706
                                                     ------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

(1)   Yes   X     No                           (2)   Yes   X      No
          -----      -----                               -----       -----

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

                           2,246,000 -- MAY 18, 2001

                      SURETY HOLDINGS CORP AND SUBSIDIARY

                                     INDEX

PART I                        FINANCIAL INFORMATION                 PAGE NO.
------                        ---------------------                 --------
Item 1.        Condensed Consolidated Financial Statements
               (Unaudited)

               Balance Sheet as of March 31, 2001                        1

               Statements of Operations for the Three Months
               Ended March 31, 2001 and 2000                             2

               Statements of Cash Flows for the Three Months
               Ended March 31, 2001 and 2000                             3

               Notes to Financial Statements                           4-8

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations          9-13

PART II                        OTHER INFORMATION
-------                        -----------------

Item 1.        Legal Proceedings                                        14

Item 2.        Changes in Securities and Use of Proceeds                14

Item 3.        Defaults Upon Senior Securities                          14

Item 4.        Submission of Matters to a Vote of Security
               Holders                                                  14

Item 5.        Other Information                                        14

Item 6.        Exhibits and Reports on Form 8-K                         14

               Signatures                                               15

          All items that are not applicable or to which the answer is negative have been omitted from this report

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                                   (unaudited)

Current assets
Cash                                                                          $8,075,000
Real estate held for sale, current                                             2,775,000
Other current assets                                                             255,000
                                                                           -------------

Total current assets                                                          11,105,000

Notes receivable, less current maturities                                      2,099,000

Real estate held for sale                                                     37,566,000

Notes receivable, Marine Forest Resort, Inc.,
   including accrued interest of $436,000 (see Note 5)                         9,936,000

Real estate development costs                                                 33,453,000

Property and equipment, net of accumulated depreciation
  and amortization of $1,814,000                                               3,923,000

Deferred tax asset                                                             2,113,000
                                                                           -------------
                                                                            $100,195,000
                                                                            ============
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Mortgage note payable, current maturity                                          $11,000
Notes payable, president, including accrued
  interest of $7,000                                                             332,000
Accounts payable                                                                 434,000
Accrued expenses and other current liabilities                                   326,000
Income taxes payable                                                             127,000
                                                                           -------------
Total current liabilities                                                      1,230,000
                                                                           -------------

Long-term liability, mortgage
  note payable, less
  current maturity                                                               413,000
                                                                           -------------


Contingencies

Stockholders' equity
Common stock, $.001 par value,
  200,000,000 shares authorized,
2,246,000 shares issued and
outstanding                                                                        2,000
Capital in excess of par value                                               101,683,000
Accumulated deficit                                                           (3,133,000)
                                                                           -------------

Total stockholders' equity                                                    98,552,000
                                                                           -------------
                                                                            $100,195,000
                                                                            ============

     See accompanying notes to condensed consolidated financial statements.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three months ended March 31, 2001 and 2000
                                  (unaudited)

                                           2001                 2000
                                        -----------          -----------
Revenues                                   $275,000           $1,312,000


Cost of revenues                            159,000              413,000
                                        -----------          -----------

Gross profit                                116,000              899,000

General and administrative
 expenses                                   391,000              328,000
                                        -----------          -----------

Income (loss) from operations              (275,000)             571,000
                                        -----------          -----------

Other income (expense)
 Interest income                           (328,000)             (55,000)
 Interest expense                            13,000                8,000
                                        -----------          -----------

                                            315,000               47,000
                                        -----------          -----------

Income before income taxes                   40,000              618,000

Deferred income taxes                        16,000              124,000
                                        -----------          -----------

Net income                                  $24,000             $494,000
                                        ===========          ===========


Net income per common
 share, basic and diluted                     $0.01                $0.23
                                        ===========          ===========

Weighted average common shares
 outstanding, basic and diluted           2,246,000            2,118,000
                                        ===========          ===========


     See accompanying notes to condensed consolidated financial statements.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2001 and 2000
                                  (unaudited)


                                                               2001                  2000
                                                           ------------          ------------
Cash flows from operating activities
Net income                                                      $24,000              $494,000
Adjustments to reconcile net income
 to net cash used in operating activities:
Depreciation and amortization                                    36,000                29,000
Deferred income taxes                                            16,000               112,000
Gain on sales of property                                                            (830,000)
Increase (decrease) in cash
 attributable to changes in operating
 assets and liabilities:
Other current assets                                           (317,000)              (28,000)
Accounts payable                                                 60,000                60,000
Accrued expenses and other
 current liabilities                                            (39,000)               99,000
Income taxes payable                                                                   12,000
                                                           ------------          ------------

Net cash used in operating activities                          (220,000)              (52,000)
                                                           ------------          ------------

Cash flows from investing activities
Purchases of property and equipment                             (80,000)             (111,000)
Proceeds from sales of property                                                       409,000
Real estate development expenditures                           (616,000)             (118,000)
Proceeds from notes receivable                                  451,000                86,000
Advances to Marine Forest Resort, Inc.                       (1,700,000)
                                                           ------------          ------------

Net cash provided by (used in) investing activities          (1,945,000)              266,000
                                                           ------------          ------------

Cash flows from financing activities
Principal payments on mortgage
 note payable                                                    (2,000)               (2,000)
Proceeds from notes payable, president                           95,000
Proceeds from sales of common
  stock, net of offering costs                                                      7,240,000
                                                           ------------          ------------

Net cash provided by financing activities                        93,000             7,238,000
                                                           ------------          ------------

Net increase (decrease) in cash                              (2,072,000)            7,452,000

Cash
Beginning of period                                          10,147,000             1,935,000
                                                           ------------          ------------

End of period                                                $8,075,000            $9,387,000
                                                           ============          ============

See accompanying notes to condensed consolidated financial statements.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.    NATURE OF OPERATIONS

Surety Holdings Corp. ("Surety") and its wholly-owned subsidiary, Chalon International of Hawaii ("Chalon") (collectively, the "Company") primary focus is the development of a hotel, 18-hole golf course and resort homes on 642 acres of land in the North Kahola district of Hawaii Island in the state of Hawaii (the "Mahukona development project") (see Note 3).

The current operations of the Company include the sale of its non-Mahukona development project real estate and other ancillary activities (See Note 6), all of which are deemed to be not the future of the Company's business.


2.    UNAUDITED STATEMENT AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Statements

The accompanying condensed consolidated financial statements of Surety Holdings Corp. and Subsidiary as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report on the Form 10-KSB for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may occur for the year ending December 31, 2001.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Surety and Chalon. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash

The Company maintains its cash with financial institutions in accounts that at times may exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives.

Buildings and improvements             15-30 Years
Livestock                              7 Years
Orchard                                15 Years
Machinery, equipment and other         5-10 Years

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2.    UNAUDITED STATEMENT AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

Revenue Recognition

Revenue from the sale of real estate is recognized at the time title is conveyed to the buyer, minimum down payment requirements are met, the terms of any notes received satisfy continuing payment requirements, and there are no requirements for continuing involvement by the Company with the property.

Real Estate Held for Sale and Development Costs

Real estate held for sale is stated at the lower of cost or market.

All direct and indirect costs (see Note 3) relating to the Company's Mahukona development project are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects." Such standard requires costs associated with the acquisition, development, and construction of real estate and real estate-related projects to be capitalized as part of that project. The realization of these costs is predicated on the ability of the Company to successfully open and operate Mahukona. The Company allocates capitalized real estate development costs on a specific identification basis. Common costs and amenities are allocated on a relative fair market value basis.

Management believes that the recorded costs associated with real estate held for sale and development costs on the consolidated balance sheet will be recoverable through the sale and development of the properties.

Impairment

The Company reviews its real estate held for sale, real estate development costs and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of these assets, the Company employs various methods to assess fair value including, but not limited to, analysis of undiscounted net cash flows, third party appraisals or valuations and contractual sales value of similar properties. Impairment is the amount by which the carrying value of the asset exceeds its fair value.

Income per Common Share

The Company complies with SFAS No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has no securities or other contracts to issue common stock, basic and diluted net income per common share for the three-month periods ended March 31, 2001 and 2000 were the same.

Income Taxes

The Company complies with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2.    UNAUDITED STATEMENT AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", approximate their carrying amounts presented in the condensed consolidated balance sheet at March 31, 2001.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.    REAL ESTATE DEVELOPMENT COSTS

At March 31, 2001, real estate development costs, attributed primarily to the Company's Mahukona development project, consist of the following:


Land and land acquisition costs          $23,896,000
Planning and studies                       1,728,000
Egineering and architectural                 347,000
Infrastructure                             4,265,000
Professional and consulting fees           1,859,000
Other                                      1,358,000
                                         -----------
                                         $33,453,000
                                         ===========

4.    CONTINGENCIES

The prior approvals obtained for the Mahukona development project are conditional; that is, each approval is subject to various conditions of approval. Certain of these conditions of approval contain time limits or financial compliance requirements, which if not met, may ultimately result in legislative and/or administrative actions to void or revoke the prior approvals. The effect of such adverse actions would be to return the land entitlements to the former zoning, or more appropriate zoning as determined by the County of Hawaii. The Company has continued to maintain the prior approvals through compliance with all applicable conditions. In the future, however, the Company may not be able to maintain compliance with all applicable conditions.

Approval of an environmental assessment and a permit to utilize state lands for a cart underpass servicing the golf course, which must go under a state highway, must still be obtained. These requirements resulted, in part, from an appeal filed by a citizens group challenging the Company's approvals, and it can be anticipated that this group will appeal future approvals or permits. There can be no assurance that such matter will be favorably resolved. An adverse outcome of such matter will adversely impact the Company's development plans.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.    CONTINGENCIES (CONTINUED)

The Company is involved in certain legal actions that arose in the normal course of business. In the opinion of the Company's management, the resolution of these matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.


5.    RELATED PARTY TRANSACTIONS

During 2000 and 2001, the Company's President advanced the Company $325,000 ($95,000 during the three months ended March 31, 2001) pursuant to one-year, 5% promissory notes. Related interest expense for the three months ended March 31, 2000 is approximately $3,000.

Pursuant to promissory notes, during 2000 and 2001, the Company advanced Marine Forest Resort, Inc. ("Marine Forest"), a related Japanese corporation, $9.5 million ($1.7 million during the three months ended 2001). The notes bear interest at the U.S. prime rate (8.5% at March 31, 2001) plus one percent. Under their original terms, the notes are due six months after date of issuance and some, which have become due, have been extended another six months. Further, management has indicated its intention to further extend the notes to January 1, 2003. In connection with the aforementioned notes, the Company is negotiating management and other strategic arrangements with Marine Forest, an owner of property in Okinawa, Japan, in connection with Marine Forest's contemplated development projects. Related interest income for the three months ended March 31, 2001 and 2000 is approximately $226,000 and nil, respectively. Through March 31, 2001, no interest has been paid however management anticipates interest payments to begin, in undetermined intervals and installments on or about December 31, 2001.


6.    SEGMENT REPORTING


As discussed in Note 1, the Company's primary business focus is the Mahukona development project. Nonetheless, the Company complies with FASB No. 131 "Disclosures about Segments of an Enterprise and Related Information", which provides information about the Company's current business activities. Management has divided the Company into the following segments: real estate sales, rental, cattle sales and other. Transactions between segments are not common and are not material to the segment information. Some business activities that cannot be classified in the aforementioned segments are shown under "corporate".

Operating results, by segment, for the three months ended March 31, 2001 and 2000 are as follows (in thousands):

                                         THREE MONTHS ENDED MARCH 31, 2001

                                           Real Estate                      Cattle
                                                Sales         Rental        Sales      Other      Corporate         Total
                                                -----         ------        -----      -----      ---------         -----
Total revenues                          $          --       $    131    $      88      $   56                    $     275
Total cost of revenues                             14             41           45          59                          159
                                        -----------------------------------------------------------------------------------
Segment profit (loss)                             (14)            90           43          (3)                         116
General and administrative expenses                                                                    391             391
                                        -----------------------------------------------------------------------------------
Income (loss) from operations           $         (14)      $     90    $      43      $   (3)     $  (391)      $    (275)

                                        ===================================================================================
Total assets                            $      42,478       $  1,997    $      35      $  138      $55,547       $ 100,195
                                        ===================================================================================



6.        SEGMENT REPORTING (CONTINUED)


                                         THREE MONTHS ENDED MARCH 31, 2000

                                              Real Estate                   Cattle
                                                Sales        Rental         Sales      Other      Corporate         Total
                                                -----        --------       ------     -----      ---------         -----

Total revenues                              $       966     $     114    $    186    $    46                   $   1,312
Total cost of revenues                              293            34          38         48                         413
                                             ---------------------------------------------------------------------------
Segment profit (loss)                               673            80         148         (2)                        899
General and administrative expenses                                                                   328            328
                                             ---------------------------------------------------------------------------
Income (loss) from operations                $      673      $     80    $    148    $    (2)    $   (328)     $     571
                                             ===========================================================================
Total assets                                 $   45,147     $   1,990    $     39    $   121     $ 44,667      $  91,964
                                             ===========================================================================

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's primary focus is the development of a hotel, 18-hole golf course and resort homes on 642 acres of land in the North Kahola district of Hawaii Island in the state of Hawaii (i.e. the Mahukona development project).

The current operations of the Company (discussed below) include the sale of its non-Mahukona development project real estate and other ancillary activities, all of which are deemed to be not the future of the Company's business.

RESULTS OF OPERATIONS

The following table sets forth the statements of operations of the Company for the three months ended March 31, 2001 and 2000:

                                                   2001                 2000
Real estate sales                           $        --         $    966,000
Rentals                                         131,000              114,000
Cattle sales                                     88,000              186,000
Other                                            56,000               46,000
                                            -----------          -----------

Total revenues                                  275,000            1,312,000
                                            -----------          -----------

Cost of real estate sales                        14,000              293,000
Cost of rentals                                  41,000               34,000
Cost of cattle sales                             45,000               38,000
Cost of other                                    59,000               48,000
                                            -----------          -----------

Total cost of revenues                          159,000              413,000
                                            -----------          -----------

Gross profit                                    116,000              899,000

General and administrative expenses             391,000              328,000
                                            -----------          -----------

Income (loss) from operations                  (275,000)             571,000
                                            -----------          -----------


Interest income                                (328,000)             (55,000)
Interest expense                                 13,000                8,000
Income taxes                                     16,000              124,000
                                            -----------          -----------

                                               (299,000)              77,000
                                            -----------          -----------

Net income                                      $24,000             $494,000
                                            ===========          ===========

Real estate sales and rental -

During the three months ended March 31, 2001, real estate sales were delayed due to the Company's survey company, the largest survey company on the Big Island of Hawaii and probably the only survey company large enough to handle the Company's PCRS (Parcel Consolidation Re-subdivision) parcels and subdivisions, being backlogged with work. This surveying backlog is a result of increasing demand of the Company's North Kohala property in a favorable economic time. Further, many of the properties the Company is selling have never been surveyed and the topography and terrain are very difficult for surveyors. Correspondingly, the lack of 1st quarter 2001 real estate sales have contributed to the approximate 15% increase in rental revenue.

Cattle sales -

The approximate 53% decrease in cattle sales is attributable to a difficult-to-predict beef market. Cattle sales declined to 333 heads in the three months ended March 31, 2001, down from 714 heads in the three months ended March 31, 2000. The deteriorated cattle sales margins are attributable to the fixed cost nature of the cattle sales operations. Processes and tasks such as branding, culling, moving, fence repairs, medicine and labor costs are required regardless of sales. The Company anticipates that 2001 annual cattle revenues will approximate 2000 annual cattle revenues.

Other revenues -

The approximate 22% increase in other revenues is attributable to the success of the Company's eco-tourism operations such as Kohala Ditch kayak rides and Pololu Beach mule rides. The Company's management believes that these eco-tourism operations are consistent with the current tourism trend in Hawaii and will be instrumental in enhancing the image of the Company's real estate holdings.

General and administrative expenses -

General and administrative expenses, which increased approximately 19%, consisted of payroll and related benefits (approximately $145,000 and $159,000 in 2001 and 2000, respectively), professional fees (approximately $97,000 and $51,000 in 2001 and 2000, respectively), Delaware franchise and other taxes (approximately $76,000 and $60,000 in 2001 and 2000, respectively) and other items (aggregating approximately $73,000 and $58,000 in 2001 and 2000, respectively).

Other income and expense -

Interest income has increased substantially as a result of (i) outstanding promissory notes receivable ($9.5 million at March 31, 2001) from Marine Forest Resort, Inc. ("Marine Forest") that accrues interest at the U.S. prime rate (8.5% at March 31, 2001) plus one percent per annum and (ii) the Company's high cash balance generated from the March 2000 private placement (see Liquidity and Capital Resources). Interest expense has increased approximately 63% as a result of outstanding indebtedness ($325,000 at March 31, 2001) to the Company's President that accrues interest at 5% per annum. Income taxes, as a percentage of pretax income, increased by approximately 20 percentage points primarily as a result of the 4th quarter 2000 reversal of a deferred income tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2001 and 2000, the Company's net cash used in operating activities of approximately $220,000 and $52,000, respectively, is comprised of the following:

                                           2001               2000
Net income                              $24,000           $494,000

Depreciation and amortization            36,000             29,000

Deferred income taxes                    16,000            112,000

Gain on sales of property                                 (830,000)

Changes in operating assets
 and liabilities                       (296,000)           143,000
                                      ---------           --------
                                      $(220,000)          $(52,000)
                                      =========           ========


For the three months ended March 31, 2001 and 2000, the Company's net cash provided by (used in) investing activities of approximately ($1,945,000) and $266,000, respectively, is comprised of the following:

                                            2001                 2000
Capital expenditures including
  real estate development                 $(696,000)           $(229,000)

Proceeds from sales of property                                  409,000

Proceeds from notes receivable              451,000               86,000

Advances to Marine Forest                (1,700,000)
                                        -----------           ----------
                                        $(1,945,000)            $266,000
                                        ===========           ==========

Approximately $616,000 of the $696,000 of the 2001 capital expenditures was made to progress the Company's Mahukona development endeavors. These expenditures include approximately $280,000 for land-clearing, leveling and grading, approximately $158,000 for design, engineering and surveying and approximately $178,000 of other costs. Increased proceeds from notes receivable are attributable to early mortgage redemptions. During the three months ended March 31, 2001, the Company continued to advance Marine Forest monies pursuant to short-term promissory notes (see Note 5 in the accompanying condensed financial statements). In connection with the notes, the Company is negotiating management and other strategic arrangements with Marine Forest, an owner of property in Okinawa, Japan, in connection with Marine Forest's contemplated development projects.

For the three months ended March 31, 2001 and 2000, the Company's net cash provided by financing activities of approximately $93,000 and $7,238,000, respectively, is comprised of the following:

                                            2001                 2000

Debt proceeds (from President)        $     95,000          $       --

Debt repayments                             (2,000)              (2,000)

Proceeds from stock sales                                     7,240,000
                                       -----------          -----------

                                           $93,000          $ 7,238,000
                                       ===========          ===========

In March 2000, the Company raised approximately $7.2 million, net of offering costs, pursuant to a private placement of 146,000 shares of its common stock at $50 per share. The proceeds will be used for development of the properties in Hawaii including soft costs of approvals and development (i.e. engineering, architecture, professional fee, etc.), construction, advertising and marketing, offices expense and general working capital purposes.

As of March 31, 2001, the Company has total current assets of approximately $11.1 million and total current liabilities of approximately $1.2 million or a working capital of approximately $9.9 million. Looking forward to latter 2001 and beyond, the Company anticipates revenue levels to be relatively consistent with levels experienced during 2000. However, given the Company's anticipated cash requirements to complete the Mahukona Resort project and plans to pursue the Okinawa Marine Forest Resort project, future capital raising or debt financing activities will be required. If the Company is unsuccessful in its capital raising or debt financing activities, it will modify its Mahukona development plans, whereby it would initially develop the golf course and 1 acre house units using the proceeds of its non-Mahukona development project real estate. Subsequently, as phase two, using proceeds from the sales of its 1 acre house lots as well as the non-Mahukona development project real estate, complete the more costly hotel endeavor.

The anticipated cash requirements to complete the Mahukona Resort project are as follows (in millions):

Golf course                                         $5.9

Hotel
         Entry road                     $1.2
         Infrastructure                 22.0
         Timeshare units                17.7
         Park improvements               3.1        44.0
                                        ----        ----

Sports facility                                      0.6

1 Acre house lots                                   10.8

Off-site infrastructure                              9.4
                                                    ----

                                                    70.7

Less: Costs incurred through
      March 31, 2001                                (9.6)
                                                    ----


Anticipated cost to complete                       $61.1

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:

         There have been no material changes in legal proceedings as required to be reported on Form 10QSB from as previously reported in the Company's 10-SB for the fiscal year ended December 31, 2000.

Item 2.  Change in Securities:

         None

Item 3.  Default Upon Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Securities Holders:

         None

Item 5.  Other Information:

         None

Item 6.  Exhibits and Reports on Form 8-K:

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SURETY HOLDINGS, CORP.
                                         (Registrant)




                                    By: /s/ Howard R. Knapp
                                        -------------------
                                        HOWARD R. KNAPP
                                        Chief Financial Officer

Dated: May 21, 2001