Form 10QSB
period 2001-06-30
SURETY HOLDINGS CORP
filed 2001-08-14
CIK 1119135

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

                           2,246,000 -- August 14, 2001

                      SURETY HOLDINGS CORP AND SUBSIDIARY

                                     INDEX

PART I                        FINANCIAL INFORMATION                 PAGE NO.
------                        ---------------------                 --------

Item 1.        Condensed Consolidated Financial Statements
               (Unaudited)

               Balance Sheet as of June 30, 2001                         1

               Statements of Operations for the Six and Three
               Months Ended June 30, 2001 and 2000                       2

               Statements of Cash Flows for the Six Months
               Ended June 30, 2001 and 2000                              3

               Notes to Financial Statements                           4-7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations          8-14

PART II                        OTHER INFORMATION
-------                        -----------------

Item 1.        Legal Proceedings                                        15

Item 2.        Changes in Securities and Use of Proceeds                15

Item 3.        Defaults Upon Senior Securities                          15

Item 4.        Submission of Matters to a Vote of Security
               Holders                                                  15

Item 5.        Other Information                                        15

Item 6.        Exhibits and Reports on Form 8-K                         15

               Signature                                                16

          All items that are not applicable or to which the answer is negative have been omitted from this report

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2001
                (dollars in thousands, except for per share data)
                                   (unaudited)

CURRENT ASSETS
Cash                                                            $   8,077
Real estate held for sale, current                                  3,190
Other current assets                                                  359
                                                                ---------

Total current assets                                               11,626

NOTES RECEIVABLE, less current maturities                           1,599

REAL ESTATE HELD FOR SALE                                          37,001

NOTES RECEIVABLE, MARINE FOREST RESORT, INC.,

   including accrued interest of $685 (see Note 5)                 10,435

REAL ESTATE DEVELOPMENT COSTS                                      34,234

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  and amortization of $1,797                                        3,956

DEFERRED TAX ASSET                                                  1,863
                                                                ---------
                                                                $ 100,714
                                                                =========




              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Mortgage note payable, current maturity                         $      11
Notes payable, president, including accrued
  interest of $11                                                     396
Accounts payable                                                      463
Accrued expenses and other current liabilities                        363
Income taxes payable                                                  141
                                                                ---------

Total current liabilities                                           1,374
                                                                ---------

LONG-TERM LIABILITY, mortgage
  note payable, less
  current maturity                                                    410
                                                                ---------


CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value,
  200,000,000 shares authorized,
2,246,000 shares issued and
outstanding                                                             2
Capital in excess of par value                                    101,683
Accumulated deficit                                                (2,755)
                                                                ---------

Total stockholders' equity                                         98,930
                                                                ---------
                                                                $ 100,714
                                                                =========

See accompanying notes to condensed consolidated financial statements.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                            Six Months Ended June 30,             Three Months Ended June 30,
                                           2001                2000                2001                2000
                                        -----------         -----------         -----------         -----------
REVENUES                               $     1,339               2,276         $     1,064         $       964

COST OF REVENUES                               548                 781                 389                 368
                                       -----------         -----------         -----------         -----------
GROSS PROFIT                                   791               1,495                 675                 596

GENERAL AND ADMINISTRATIVE
 EXPENSES                                      741                 578                 350                 250
                                       -----------         -----------         -----------         -----------
INCOME FROM OPERATIONS                          50                 917                 325                 346
                                       -----------         -----------         -----------         -----------

OTHER INCOME (EXPENSE)
 Interest income                               654                 138                 326                  83
 Interest expense                              (28)                (18)                (15)                (10)
                                        -----------         -----------         -----------         -----------
                                               626                 120                 311                  73
                                       -----------         -----------         -----------         -----------
INCOME BEFORE INCOME TAXES                     676               1,037                 636                 419

INCOME TAXES                                  (274)               (190)               (258)                (66)
                                       -----------         -----------         -----------         -----------
NET INCOME                             $       402         $       847         $       378         $       353
                                         =========           =========           =========           =========

NET INCOME PER COMMON
 SHARE, basic and diluted              $      0.18         $      0.39         $      0.17         $      0.16
                                         =========           =========           =========           =========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING, basic and diluted          2,246,000           2,173,000           2,246,000           2,246,000
                                         =========           =========           =========           =========

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (unaudited)


                                                    2001            2000
                                                  --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $    402         $    847
Adjustments to reconcile net income
 to net cash used in operating activities:
Depreciation and amortization                           73               57
Deferred income taxes                                  266              171
Gain on sales of property                             (638)          (1,437)
Loss on sales of equipment                              12
Increase (decrease) in cash
 attributable to changes in operating
 assets and liabilities:
Other current assets                                  (675)             (15)
Accounts payable                                        89               91
Accrued expenses and other
 current liabilities                                     2              138
Income taxes payable                                    14               19
                                                  --------         --------
NET CASH USED IN OPERATING ACTIVITIES                 (455)            (129)
                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                   (162)            (179)
Proceeds from sales of property                        788              886
Real estate development expenditures                (1,397)            (574)
Proceeds from notes receivable                         956              101
Advances to Marine Forest Resort, Inc.              (1,950)          (1,900)
                                                  --------         --------
NET CASH USED IN INVESTING ACTIVITIES               (1,765)          (1,666)
                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage
 note payable                                           (5)              (5)
Proceeds from bank line of credit                                       200
Proceeds from notes payable, president                 155
Proceeds from sales of common
  stock, net of offering costs                                        7,240
                                                  --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES              150            7,435
                                                  --------         --------
NET INCREASE (DECREASE) IN CASH                     (2,070)           5,640

CASH

Beginning of period                                 10,147            1,935
                                                  --------         --------
End of period                                     $  8,077         $  7,575
                                                  ========         ========

See accompanying notes to condensed consolidated financial statements.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (dollars in thousands)

1.  Nature of operations

Surety Holdings Corp. ("Surety") and its wholly - owned subsidiary, Chalon International of Hawaii ("Chalon") (collectively, the "Company") primary focus is the development of a hotel, 18-hole golf course and resort homes on 642 acres of land in the North Kahola district of Hawaii Island in the state of Hawaii (the "Mahukona development project") (see Note 3).

The current operations of the Company include the sale of its non-Mahukona development project real estate and other ancillary activities (See Note 6), all of which are not deemed to be the future of the Company's business.

2.   Unaudited statements and new accounting pronouncements

Unaudited Statements

The accompanying condensed consolidated financial statements of Surety Holdings Corp. and Subsidiary as of June 30, 2001 and for the six and three-month periods ended June 30, 2001 and 2000 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report on the Form 10-KSB for the year ended December 31, 2000. The results of operations for the six and the three-month periods ended June 30, 2001 are not necessarily indicative of the results that may occur for the year ending December 31, 2001

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-market value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company does not anticipate these pronouncements will have a significant impact on its consolidated financial position and results of operations.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (dollars in thousands)


3.   Real estate development costs

At June 30, 2001, real estate development costs, attributed primarily to the Company's Mahukona development project, consist of the following:

             Land and land acquisition costs          $   23,896
             Planning and studies                          1,657
             Egineering and architectural                    505
             Infrastructure                                4,791
             Professional and consulting fees              1,872
             Other                                         1,513
                                                      -----------
                                                      $   34,234
                                                      ==========

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

5.   Related party transactions

During 2000 and 2001, the Company's President advanced the Company $385 ($155 during the six months ended June 30, 2001) pursuant to one-year, 5% promissory notes. Related interest expense for the six months ended June 30, 2001 is approximately $8.

Pursuant to promissory notes, during 2000 and 2001, the Company advanced Marine Forest Resort, Inc. ("Marine Forest"), a related Japanese corporation, $9,750 ($1,950 million during the six months ended June 30, 2001). The notes bear interest at the U.S. prime rate (6.75% at June 30, 2001) plus one percent. Under their original terms, the notes are due six months after date of issuance and some, which have become due, have been extended another six months. Further, management has indicated its intention to further extend the notes to January 1, 2003. In connection with the aforementioned notes, the Company is negotiating management and other strategic arrangements with Marine Forest, an owner of property in Okinawa, Japan, in connection with Marine Forest's contemplated development projects. Related interest income for the six months ended June 30, 2001 and 2000 is approximately $475 and nil, respectively. Through June 30, 2001, no interest has been paid however management anticipates interest payments to begin, in undetermined intervals and installments, on or about December 31, 2001.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (dollars in thousands)


6.   Segment reporting

As discussed in Note 1, the Company's primary business focus is the Mahukona development project. Nonetheless, the Company complies with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which provides information about the Company's current business activities. Management has divided the Company into the following segments: real estate sales, rental activity, cattle sales and other. Transactions between segments are not common and are not material to the segment information. Some business activities that cannot be classified in the aforementioned segments are shown under "corporate".

Operating results, by segment, for the six and three months ended June 30, 2001 and 2000 are as follows:



                                          SIX MONTHS ENDED JUNE 30, 2001

                                             Real Estate                    Cattle
                                                Sales        Rental          Sales           Other       Corporate         Total
                                        -----------------------------------------------------------------------------------------
Total revenues                          $    789         $    202         $    234        $    114        $     --       $  1,339
Total cost of revenues                       258               77              106             107                            548
                                        -----------------------------------------------------------------------------------------
Segment profit                               531              125              128               7                            791
General and administrative expenses                                                                           (741)          (741)

Interest income, net                                                                                           626            626
Income taxes                                                                                                  (274)          (274)
                                        -----------------------------------------------------------------------------------------
Net income (loss)                       $    531         $    125         $    128        $      7        $   (389)      $    402
                                        =========================================================================================
Total assets                            $ 42,478         $  2,040         $    842        $    204        $ 55,030       $100,594
                                        =========================================================================================


                                       SIX MONTHS ENDED JUNE 30, 2000

                                         Real Estate                      Cattle
                                            Sales        Rental            Sales           Other        Corporate         Total
                                        -----------------------------------------------------------------------------------------

Total revenues                          $  1,716        $    192        $    254        $    114        $    --          $  2,276
Total cost of revenues                       541              65              77              98                              781
                                        -----------------------------------------------------------------------------------------
Segment profit                             1,175             127             177              16                            1,495
General and administrative expenses                                                                         (578)            (578)
Interest income, net                                                                                         120              120
Income taxes                                                                                                (190)            (190)
                                        -----------------------------------------------------------------------------------------
Net income (loss)                       $  1,175        $    127        $    177        $     16        $   (648)        $    847
                                        ========================================================================================
Total assets                            $ 45,147        $    102        $    838        $    182        $ 46,322         $ 92,591
                                        ========================================================================================

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)



6.   Segment reporting (continued)

                                          THREE MONTHS ENDED JUNE 30, 2001

                                            Real Estate     Rental          Cattle
                                               Sales       Activity          Sales         Other       Corporate         Total
                                           -----------------------------------------------------------------------------------------
Total revenues                             $   789        $    71        $   146        $    58        $    --         $ 1,064
Total cost of revenues                         244             36             61             48                            389
                                           -----------------------------------------------------------------------------------------
Segment profit                                 545             35             85             10                            675
General and administrative expenses                                                                       (350)           (350)
Interest income, net                                                                                       311             311
Income taxes                                                                                              (258)           (258)
                                           -----------------------------------------------------------------------------------------
Net income (loss)                          $   545        $    35        $    85        $    10        $  (297)        $   378
                                           ========================================================================================


                                         THREE MONTHS ENDED JUNE 30, 2000

                                            Real Estate     Rental          Cattle
                                               Sales       Activity          Sales         Other       Corporate         Total
                                           -----------------------------------------------------------------------------------------
Total revenues                               $ 750          $  78          $  68          $  68          $  --           $ 964
Total cost of revenues                         248             31             39             50                            368
                                           -----------------------------------------------------------------------------------------
Segment profit                                 502             47             29             18                            596
General and administrative expenses                                                                       (250)           (250)
Interest income, net                                                                                        73              73
Income taxes                                                                                               (66)            (66)
                                           -----------------------------------------------------------------------------------------
Net income (loss)                            $ 502          $  47          $  29          $  18          $(243)          $ 353
                                           =========================================================================================

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's primary focus is the development of a hotel, 18-hole golf course and resort homes on 642 acres of land in the North Kahola district of Hawaii Island in the state of Hawaii (i.e. the Mahukona development project).

The current operations of the Company (discussed below) include the sale of its non-Mahukona development project real estate and other ancillary activities, all of which are not deemed to be the future of the Company's business.

RESULTS OF OPERATIONS

The following table sets forth the statements of operations of the Company for the six months ended June 30, 2001 and 2000:

                                                  2001                 2000
Real estate sales                            $   789,000           $ 1,716,000
Rentals                                          202,000               192,000
Cattle sales                                     234,000               254,000
Other                                            114,000               114,000
                                             -----------           -----------
Total revenues                                 1,339,000             2,276,000
                                             -----------           -----------

Cost of real estate sales                        258,000               541,000
Cost of rentals                                   77,000                65,000
Cost of cattle sales                             106,000                77,000
Cost of other                                    107,000                98,000
                                             -----------           -----------
Total cost of revenues                           548,000               781,000
                                             -----------           -----------
Gross profit                                     791,000             1,495,000

General and administrative expenses              741,000               578,000
                                             -----------           -----------
Income from operations                            50,000               917,000
                                             -----------           -----------


Interest income                                  654,000               138,000
Interest expense                                 (28,000)              (18,000)
Income taxes                                    (274,000)             (190,000)
                                             -----------           -----------
                                                 352,000               (70,000)
                                             -----------           -----------
Net income                                   $   402,000           $   847,000
                                             ===========           ===========

Real estate sales and rental -

During the six months ended June 30, 2001, real estate sales were only comprised of two sales because they were delayed due to the Company's survey company, the largest survey company on the Big Island of Hawaii and probably the only survey company large enough to handle the Company's PCRS (Parcel Consolidation Re-subdivision) parcels and subdivisions, being backlogged with work. This surveying backlog is a result of increasing demand of the Company's North Kohala property in a favorable economic time. Further, many of the properties the Company is selling have never been surveyed and the topography and terrain are very difficult for surveyors. The Company expects real estate sales activity to pick-up during the 3rd quarter of 2001 however, thereafter, the Company may have to await the results of the Company's appeal of the County's new Planning Director's initiative to condition certain PCRS with additional requirements. The appeal is scheduled for October 2001.

As expected rental revenues remained relatively constant since real estate sales did not increase.

Cattle sales -

The approximate 8% decrease in cattle sales is attributable to a difficult-to-predict beef market. Cattle sales declined to 871 heads in the six months ended June 30, 2001, down from 948 heads in the six months ended June 30, 2000. The deteriorated cattle sales margins are attributable to the fixed cost nature of the cattle sales operations. Processes and tasks such as branding, culling, moving, fence repairs, medicine and labor costs are required regardless of sales. The Company anticipates that 2001 annual cattle revenues will approximate 2000 annual cattle revenues.

Other revenues -

During the six months ended June 30, 2001 and 2000, other revenues were unchanged.

General and administrative expenses -

General and administrative expenses increased approximately 28% primarily as a result of increased professional fees due to the Company's regulatory filing requirements and increased salaries related to Chalon's President and Chairman of the Board (added to the payroll in September 2001).

Other income and expense -

Interest income has increased substantially as a result of (i) outstanding promissory notes receivable ($9.75 million at June 30, 2001) from Marine Forest Resort, Inc. ("Marine Forest") that accrues interest at the U.S. prime rate (6.75% at June 30, 2001) plus one percent per annum and (ii) the Company's high cash balance generated from the March 2000 private placement (see Liquidity and Capital Resources). Interest expense has increased approximately 56% as a result of outstanding indebtedness ($396,000 at June 30, 2001) to the Company's President that accrues interest at 5% per annum.

The following table sets forth the statements of operations of the Company for the three months ended June 30, 2001 and 2000:


                                                  2001                 2000

Real estate sales                            $   789,000           $   750,000
Rentals                                           71,000                78,000
Cattle sales                                     146,000                68,000
Other                                             58,000                68,000
                                             -----------           -----------
Total revenues                                 1,064,000               964,000
                                             -----------           -----------
Cost of real estate sales                        244,000               248,000
Cost of rentals                                   36,000                31,000
Cost of cattle sales                              61,000                39,000
Cost of other                                     48,000                50,000
                                             -----------           -----------
Total cost of revenues                           389,000               368,000
                                             -----------           -----------
Gross profit                                     675,000               596,000

General and administrative expenses              350,000               250,000
                                             -----------           -----------
Income from operations                           325,000               346,000
                                             -----------           -----------
Interest income                                  326,000                83,000
Interest expense                                 (15,000)              (10,000)
Income taxes                                    (258,000)              (66,000)
                                             -----------           -----------
                                                  53,000                 7,000
                                             -----------           -----------
Net income                                   $   378,000           $   353,000
                                             ===========           ===========

Real estate sales and rental -

During the three months ended June 30, 2001, real estate sales were only comprised of two sales because they were delayed due to the Company's survey company, the largest survey company on the Big Island of Hawaii and probably the only survey company large enough to handle the Company's PCRS (Parcel Consolidation Re-subdivision) parcels and subdivisions, being backlogged with work. This surveying backlog is a result of increasing demand of the Company's North Kohala property in a favorable economic time. Further, many of the properties the Company is selling have never been surveyed and the topography and terrain are very difficult for surveyors. The Company expects real estate sales activity to pick-up during the 3rd quarter of 2001 however, thereafter, the Company may have to await the results of the Company's appeal of the County's new Planning Director's initiative to condition certain PCRS with additional requirements. The appeal is scheduled for October 2001.

As expected rental revenues declined slightly as real estate sales increased slightly.

Cattle sales -

The approximate 115% increase in cattle sales is attributable to a difficult-to-predict beef market. Cattle sales increased to 538 heads in the three months ended June 30, 2001, up from 234 heads in the three months ended June 30, 2000. The improved cattle sales margins are attributable to the fixed cost nature of the cattle sales operations. The Company anticipates that 2001 annual cattle revenues will approximate 2000 annual cattle revenues.

Other revenues -

During the three months ended June 30, 2001 and 2000, other revenues decreased approximately 15% as a result timing differences. The Company's other revenues are accounted for on a cash basis.

General and administrative expenses -
General and administrative expenses increased approximately 40% primarily as a result of increased professional fees due to the Company's regulatory filing requirements and increased salaries related to Chalon's President and Chairman of the Board (added to the payroll in September 2001).

Other income and expense -
Interest income has increased substantially as a result of (i) outstanding promissory notes receivable ($9.75 million at June 30, 2001) from Marine Forest Resort, Inc. ("Marine Forest") that accrues interest at the U.S. prime rate (6.75% at June 30, 2001) plus one percent per annum and (ii) the Company's high cash balance generated from the March 2000 private placement (see Liquidity and Capital Resources). Interest expense has increased approximately 50% as a result of outstanding indebtedness ($396,000 at June 30, 2001) to the Company's President that accrues interest at 5% per annum.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2001 and 2000, the Company's net cash used in operating activities of approximately $455,000 and $129,000, respectively, is comprised of the following:

                                         YEAR ENDED            YEAR ENDED
                                         DECEMBER 31,          DECEMBER 31,
                                           2001                  2000
Net income                             $   402,000           $   847,000

Depreciation and amortization               73,000                57,000

Deferred income taxes                      266,000               171,000

Gain on sales of property                 (638,000)           (1,437,000)

Changes in operating assets
 and liabilities                          (558,000)              233,000
                                       -----------           -----------
                                       $  (455,000)          $  (129,000)
                                       ===========           ===========

For the six months ended June 30, 2001 and 2000, the Company's net cash used in investing activities of approximately $1,765,000 and $1,666,000, respectively, is comprised of the following:


                                             2001                  2000
Capital expenditures including
  real estate development                $(1,559,000)          $  (753,000)

Proceeds from sales of property              788,000               886,000

Proceeds from notes receivable               956,000               101,000

Advances to Marine Forest                 (1,950,000)           (1,900,000)
                                         -----------           -----------
                                         $(1,765,000)          $(1,666,000)
                                         ===========           ===========

Approximately $1,397,000 of the $1,559,000 of the 2001 capital expenditures was made to progress the Company's Mahukona development endeavors. These expenditures include approximately $780,000 for land-clearing, leveling and grading, approximately $245,000 for design, engineering and surveying and approximately $372,000 of other costs. Increased proceeds from notes receivable are attributable to early mortgage redemptions. During the six months ended June 30, 2001, the Company continued to advance Marine Forest monies pursuant to short-term promissory notes (see Note 5 in the accompanying condensed financial statements). In connection with the notes, the Company is negotiating management and other strategic arrangements with Marine Forest, an owner of property in Okinawa, Japan, in connection with Marine Forest's contemplated development projects.

For the six months ended June 30, 2001 and 2000, the Company's net cash provided by financing activities of approximately $150,000 and $7,435,000, respectively, is comprised of the following:

                                               2001                  2000
Debt proceeds (from President)             $   155,000           $      --

Proceeds from bank line of credit                                    200,000

Debt repayments                                 (5,000)               (5,000)

Proceeds from stock sales                                          7,240,000
                                           -----------           -----------
                                           $   150,000           $ 7,435,000
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

As of June 30, 2001, the Company has total current assets of approximately $11.6 million and total current liabilities of approximately $1.4 million or a working capital of approximately $10.2 million. Looking forward to latter 2001 and beyond, the Company anticipates revenue levels to be relatively consistent with levels experienced during 2000. However, given the Company's anticipated cash requirements to complete the Mahukona Resort project and plans to pursue the Okinawa Marine Forest Resort project, future capital raising or debt financing activities will be required. If the Company is unsuccessful in its capital raising or debt financing activities, it will modify its Mahukona development plans, whereby it would initially develop the golf course and 1 acre house units using the proceeds of its non-Mahukona development project real estate. Subsequently, as phase two, using proceeds from the sales of its 1 acre house lots as well as the non-Mahukona development project real estate, complete the more costly hotel endeavor.

The anticipated cash requirements to complete the Mahukona Resort project are as follows (in millions):

Golf course                                           $ 5.9

Hotel

         Entry road                   $ 1.2
         Infrastructure                22.0
         Timeshare units               17.7
         Park improvements              3.1            44.0
                                      -----

Sports facility                                         0.6

1 Acre house lots                                      10.8

Off-site infrastructure                                 9.4
                                                      -----

                                                       70.7

Less: Costs incurred through

         June 30, 2001                                (10.4)
                                                      -----
Anticipated cost to complete                          $60.3

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

Dated: August 14, 2001