Form 10QSB
period 2001-09-30
SURETY HOLDINGS CORP
filed 2001-12-28
CIK 1119135

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001


( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from            to

      Commission File No. 0-32331

                              SURETY HOLDINGS CORP.
                 (Name of Small Business Issuer in its Charter)

          Delaware                                               56-2229054
State of other jurisdiction of                                 (IRS Employer
incorporation or organization                                Identification No.)

                              850 Fort Plains Road
                            Howell, New Jersey 07731
                    (Address of Principal Executive Offices)

Registrant's telephone number including area code       732-886-0706

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

(1) YES   X     NO                      (2)  YES   X     NO
        -----      -----                         -----      -----

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

                         2,246,000 - - December 17, 2001

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2001
                (dollars in thousands, except for per share data)
                                   (unaudited)


CURRENT ASSETS
  Cash                                                                $   7,739
  Real estate held for sale, current                                      2,337
  Other current assets                                                    1,087
                                                                      ---------
     Total current assets                                                11,163

NOTES RECEIVABLE, less current maturities                                 1,441

REAL ESTATE HELD FOR SALE                                                37,725

NOTES RECEIVABLE, MARINE FOREST RESORT, INC.,
   including accrued interest of $940 (see Note 5)                       10,690

REAL ESTATE DEVELOPMENT COSTS                                            34,959

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  and amortization of $1,834                                              4,039

DEFERRED TAX ASSET                                                        1,589
                                                                      ---------
                                                                      $ 101,606
                                                                      =========
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Mortgage note payable, current maturity                             $      12
  Notes payable, current maturity                                            17
  Bank line of credit                                                       500
  Notes payable, president, including accrued
   interest of $16                                                          411
  Accounts payable                                                          475
  Accrued expenses and other current liabilities                            208
  Income taxes payable                                                      155
                                                                      ---------
     Total current liabilities                                            1,778
                                                                      ---------
LONG-TERM LIABILITIES
  Mortgage note payable, less current maturity                              406
  Notes payable, less current maturity                                       37
                                                                      ---------
                                                                            443
                                                                      ---------
CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value,
   200,000,000 shares authorized,
   2,246,000 shares issued and
   outstanding                                                                2
  Capital in excess of par value                                        101,683
  Accumulated deficit                                                    (2,300)
                                                                      ---------
     Total stockholders' equity                                          99,385
                                                                      ---------
                                                                      $ 101,606
                                                                      =========


See accompanying notes to condensed consolidated financial statements.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)


                                   Nine Months Ended September 30,  Three Months Ended September 30,
                                        2001             2000             2001             2000
                                    -----------      -----------      -----------      -----------
REVENUES                            $     2,470            6,448      $     1,131      $     4,172

COST OF REVENUES                            986            2,380              438            1,599
                                    -----------      -----------      -----------      -----------
GROSS PROFIT                              1,484            4,068              693            2,573

GENERAL AND ADMINISTRATIVE
 EXPENSES                                   997              834              256              256
                                    -----------      -----------      -----------      -----------
INCOME FROM OPERATIONS                      487            3,234              437            2,317
                                    -----------      -----------      -----------      -----------
OTHER INCOME (EXPENSE)
  Interest income                           979              282              325              144
  Interest expense                          (47)             (30)             (19)             (12)
                                    -----------      -----------      -----------      -----------
                                            932              252              306              132
                                    -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAXES                1,419            3,486              743            2,449

INCOME TAXES                                562              717              168              527
                                    -----------      -----------      -----------      -----------
NET INCOME                          $       857      $     2,769      $       575      $     1,922
                                    ===========      ===========      ===========      ===========
NET INCOME PER COMMON
 SHARE, basic and diluted           $      0.38      $      1.26      $      0.26      $      0.86
                                    ===========      ===========      ===========      ===========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING, basic and diluted       2,246,000        2,197,000        2,246,000        2,246,000
                                    ===========      ===========      ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (unaudited)


                                                           2001          2000
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $    857      $  2,769
  Adjustments to reconcile net income
   to net cash used in operating activities:
  Depreciation and amortization                               121            90
  Deferred income taxes                                       540           645
  Gain on sales of property                                (1,403)       (4,386)
  Gain on disposition of property                              (7)
  Increase (decrease) in cash attributable
   to changes in operating assets and liabilities:
    Other current assets                                     (918)           15
    Accounts payable                                          101           162
    Accrued expenses and other
     current liabilities                                     (161)           72
    Income taxes payable                                       28            72
                                                         --------      --------
NET CASH USED IN OPERATING ACTIVITIES                        (842)         (561)
                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                        (219)         (403)
  Proceeds from sales of property                           1,144         3,497
  Real estate development expenditures                     (2,160)       (1,143)
  Proceeds from notes receivable                              963           106
  Advances to Marine Forest Resort, Inc.                   (1,950)       (2,900)
                                                         --------      --------
NET CASH USED IN INVESTING ACTIVITIES                       (2,222)         (843)
                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on mortgage
   note payable and bank line of credit                      (509)         (207)
  Proceeds from bank line of credit                         1,000           200
  Capital contributions                                                      72
  Proceeds from notes payable, president                      165           150
  Proceeds from sales of common
   stock, net of offering costs                                            7,240
                                                         --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     656         7,455
                                                         --------      --------
NET INCREASE (DECREASE) IN CASH                            (2,408)        6,051

CASH
  Beginning of period                                      10,147         1,935
                                                         --------      --------
  End of period                                          $  7,739      $  7,986
                                                         ========      ========


See accompanying notes to condensed consolidated financial statements.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1.    NATURE OF OPERATIONS

Surety Holdings Corp. ("Surety") and its wholly - owned subsidiary, Surety Kohala Corporation's ("Kohala") (formerly known as Chalon International of Hawaii) (collectively, the "Company") primary focus is the development of a hotel, 18-hole golf course and resort homes on 642 acres of land in the North Kahola district of Hawaii Island in the state of Hawaii (the "Mahukona development project") (see Note 3).

The current operations of the Company include the sale of its non-Mahukona development project real estate and other ancillary activities (See Note 6), all of which are not deemed to be the future of the Company's business.


2.    UNAUDITED STATEMENTS AND NEW ACCOUNTING PRONOUNCEMENTS

Unaudited Statements

The accompanying condensed consolidated financial statements of Surety Holdings Corp. and Subsidiary as of September 30, 2001 and for the nine and three-month periods ended September 30, 2001 and 2000 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report on the Form 10-SB for the year ended December 31, 2000. The results of operations for the nine and the three-month periods ended September 30, 2001 are not necessarily indicative of the results that may occur for the year ending December 31, 2001.

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

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

3.    REAL ESTATE DEVELOPMENT COSTS

At September 30, 2001, real estate development costs, attributed primarily to the Company's Mahukona development project, consist of the following:

  Land and land acquisition costs           $23,896
  Planning and studies                        1,834
  Engineering and architectural                 513
  Infrastructure                              5,350
  Professional and consulting fees            1,955
  Other                                       1,411
                                            -------
                                            $34,959
                                            =======


4.    COMMITMENTS AND CONTINGENCIES

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


5.    RELATED PARTY TRANSACTIONS

During 2000 and 2001, the Company's President advanced the Company $395 ($165 during the nine months ended September 30, 2001) pursuant to one-year, 5% promissory notes. The Company's management has indicated that these notes will be extended and repaid in mid-2002. Related interest expense for the nine months ended September 30, 2001 and 2000 is approximately $16 and $1, respectively.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


5.    RELATED PARTY TRANSACTIONS (CONTINUED)

Pursuant to promissory notes, during 2000 and 2001, the Company advanced Marine Forest Resort, Inc. ("Marine Forest"), a related Japanese corporation, $9,750 ($1,950 during the nine months ended September 30, 2001). The notes bear interest at the U.S. prime rate (6.00% at September 30, 2001) plus one percent. Under their original terms, the notes are due six months after date of issuance and some, which have become due, have been extended another six months. Further, management has indicated its intention to further extend the notes to 2003 and/or apply such notes to management and/or other strategic arrangements it is negotiating with Marine Forest, an owner of property in Okinawa, Japan, in connection with Marine Forest's contemplated development projects. Related interest income for the nine months ended September 30, 2001 and 2000 is approximately $730 and $72, respectively. Presently, no interest has ever been paid, however management anticipates (i) interest payments to begin in early 2002 in undetermined intervals and installments and/or (ii) interest to be rolled into principal and applied to management and/or other strategic arrangements, as previously discussed.


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

Operating results, by segment, for the nine and three months ended September 30, 2001 and 2000 are as follows:

                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                        Real Estate                   Cattle
                                           Sales        Rental         Sales        Other      Corporate       Total
                                           -----        ------         -----        -----      ---------       -----
 Total revenues                          $  1,683      $    273      $    309     $    205     $     --      $  2,470
 Total cost of revenues                       531           103           181          171                        986
                                         --------      --------      --------     --------     --------      --------
 Segment profit                             1,152           170           128           34                      1,484
 General and administrative expenses                                                               (997)         (997)
 Interest income, net                                                                               932           932
 Income taxes                                                                                      (562)         (562)
                                         --------      --------      --------     --------     --------      --------
 Net income (loss)                       $  1,152      $    170      $    128     $     34     $   (627)     $    857
                                         ========      ========      ========     ========     ========      ========
 Total assets                            $ 42,225      $  2,006      $     37     $    138     $ 57,200      $101,606
                                         ========      ========      ========     ========     ========      ========

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


6.    SEGMENT REPORTING (CONTINUED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                        Real Estate     Rental        Cattle
                                           Sales       Activity        Sales        Other      Corporate       Total
                                           -----       --------        -----        -----      ---------       -----
 Total revenues                          $  5,628      $    246      $    359     $    215     $     --      $  6,448
 Total cost of revenues                     1,937           103           128          212                      2,380
                                         --------      --------      --------     --------     --------      --------
 Segment profit                             3,691           143           231            3                      4,068
 General and administrative expenses                                                               (834)         (834)
 Interest income, net                                                                               252           252
 Income taxes                                                                                      (717)         (717)
                                         --------      --------      --------     --------     --------      --------
 Net income (loss)                       $  3,691      $    143      $    231     $      3     $ (1,299)     $  2,769
                                         ========      ========      ========     ========     ========      ========
 Total assets                            $ 45,595      $  2,002      $     39     $    126     $ 46,933      $ 94,695
                                         ========      ========      ========     ========     ========      ========


                      THREE MONTHS ENDED SEPTEMBER 30, 2001

                                        Real Estate     Rental        Cattle
                                           Sales       Activity        Sales        Other      Corporate       Total
                                           -----       --------        -----        -----      ---------       -----
 Total revenues                          $    894      $     71      $     75     $     91     $     --      $  1,131
 Total cost of revenues                       273            26            75           64                        438
                                         --------      --------      --------     --------     --------      --------
 Segment profit                               621            45                         27                        693
 General and administrative expenses                                                               (256)         (256)
 Interest income, net                                                                               306           306
 Income taxes                                                                                      (168)         (168)
                                         --------      --------      --------     --------     --------      --------
 Net income (loss)                       $    621      $     45      $     --     $     27     $   (118)     $    575
                                         ========      ========      ========     ========     ========      ========

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


6.    SEGMENT REPORTING (CONTINUED)

                      THREE MONTHS ENDED SEPTEMBER 30, 2000

                                        Real Estate     Rental        Cattle
                                           Sales       Activity        Sales        Other      Corporate       Total
                                           -----       --------        -----        -----      ---------       -----
 Total revenues                          $  3,912      $     54      $    105     $    101     $     --      $  4,172
 Total cost of revenues                     1,396            38            51          114                      1,599
                                         --------      --------      --------     --------     --------      --------
 Segment profit                             2,516            16            54          (13)                     2,573
 General and administrative expenses                                                               (256)         (256)
 Interest income, net                                                                               132           132
 Income taxes                                                                                      (527)         (527)
                                         --------      --------      --------     --------     --------      --------
 Net income (loss)                       $  2,516      $     16      $     54     $    (13)    $   (651)     $  1,922
                                         ========      ========      ========     ========     ========      ========


7.    SUBSEQUENT EVENT

In December 2001, the Company has entered into contracts with a financial institution to sell (factor) some of its notes receivables at a discount. These notes had a balance of $698 at September 30, 2001 and are included in other current assets.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Surety Holdings Corp. ("Surety") and its wholly-owned subsidiary, Surety Kohala Corporation ("Kohala") (formerly known as Chalon International of Hawaii) (collectively, the "Company") primary focus is the development of a hotel, 18-hole golf course and resort homes on 642 acres of land in the North Kahola district of Hawaii Island in the state of Hawaii (i.e. the Mahukona development project).

The current operations of the Company (discussed below) include the sale of its non-Mahukona development project real estate and other ancillary activities, all of which are not deemed to be the future of the Company's business.

RESULTS OF OPERATIONS

The following table sets forth the statements of operations of the Company for the nine months ended September 30, 2001 and 2000:

                                             2001             2000

Real estate sales                       $ 1,683,000      $ 5,628,000
Rentals                                     273,000          246,000
Cattle sales                                309,000          359,000
Other                                       205,000          215,000
                                        -----------      -----------

    Total revenues                        2,470,000        6,448,000
                                        -----------      -----------

Cost of real estate sales                   531,000        1,937,000
Cost of rentals                             103,000          103,000
Cost of cattle sales                        181,000          128,000
Cost of other                               171,000          212,000
                                        -----------      -----------

    Total cost of revenues                  986,000        2,380,000
                                        -----------      -----------

Gross profit                              1,484,000        4,068,000

General and administrative expenses         997,000          834,000
                                        -----------      -----------

Income from operations                      487,000        3,234,000
                                        -----------      -----------


Interest income                             979,000          282,000
Interest expense                            (47,000)         (30,000)
Income taxes                               (562,000)        (717,000)
                                        -----------      -----------

                                            370,000         (465,000)
                                        -----------      -----------

Net income                              $   857,000      $ 2,769,000
                                        ===========      ===========

Real estate sales and rental -

During the nine months ended September 30, 2001, real estate sales were only comprised of four sales because they were delayed due to the Company's survey company, the largest survey company on the Big Island of Hawaii and probably the only survey company large enough to handle the Company's PCRS (Parcel Consolidation Re-subdivision) parcels and subdivisions, being backlogged with work. This surveying backlog is a result of increasing demand of the Company's North Kohala property in a favorable economic time. Further, many of the properties the Company is selling have never been surveyed and the topography and terrain are very difficult for surveyors. To address the backlog, the Company recently switched surveyors on several projects. Once the surveyors have finished, the land court begins verifying title of the land. Through the surveying and title work, the Company believes to have an additional 820 acres of property available for sale in 2002, which would generate sales of approximately $5.3 million. Real estate sales during the 4th quarter of 2001 have increased and should continue through January 2002, however, thereafter, the Company may have to await the results of the Company's appeal of the County's new Planning Director's initiative to condition certain PCRS with additional requirements. The appeal is scheduled for February 2002.

Rental revenues -

The slight increase in rental revenue is attributable to the rental of the Sandalwood property, a new home built on the island during 2001.

Cattle sales -

The approximate 14% decrease in cattle sales is attributable to a difficult-to-predict beef market. Cattle sales declined to 1,087 heads in the nine months ended September 30, 2001, down from 1,357 heads in the nine months ended September 30, 2000, or a decrease of 20%. The deteriorated cattle sales margins are attributable to the fixed cost nature of the cattle sales operations. Processes and tasks such as branding, culling, moving, fence repairs, medicine and labor costs are required regardless of sales. Also, in 2001, the Company had to lease pasture previously owned and undertake major fence repairs. The Company anticipates that 2001 annual cattle revenues will approximate 2000 annual cattle revenues.

Other revenues -

During the nine months ended September 30, 2001, other revenues were slightly down, as compared to the same period of the prior year, due to the September 11th disaster's effect on tourism in Hawaii.

General and administrative expenses -

General and administrative expenses increased approximately 20% primarily as a result of increased professional fees due to the Company's regulatory filing requirements and increased salaries related to Kohala's President and Chairman of the Board (added to the payroll in September 2000).

Other income and expense  -

Interest income has increased substantially as a result of (i) outstanding promissory notes receivable ($9.75 million at September 30, 2001) from Marine Forest Resort, Inc. ("Marine Forest") that accrues interest at the U.S. prime rate (6% at September 30, 2001) plus one percent per annum and (ii) the Company's high cash balance generated from the March 2000 private placement (see Liquidity and Capital Resources). Interest expense has increased approximately 56% as a result of outstanding indebtedness ($395,000 at September 30, 2001) to the Company's President that accrues interest at 5% per annum.


The following table sets forth the statements of operations of the Company for the three months ended September 30, 2001 and 2000:

                                            2001             2000

Real estate sales                       $   894,000      $ 3,912,000
Rentals                                      71,000           54,000
Cattle sales                                 75,000          105,000
Other                                        91,000          101,000
                                        -----------      -----------

    Total revenues                        1,131,000        4,172,000
                                        -----------      -----------

Cost of real estate sales                   273,000        1,396,000
Cost of rentals                              26,000           38,000
Cost of cattle sales                         75,000           51,000
Cost of other                                64,000          114,000
                                        -----------      -----------

    Total cost of revenues                  438,000        1,599,000
                                        -----------      -----------

Gross profit                                693,000        2,573,000

General and administrative expenses         256,000          256,000
                                        -----------      -----------

Income from operations                      437,000        2,317,000
                                        -----------      -----------


Interest income                             325,000          144,000
Interest expense                            (19,000)         (12,000)
Income taxes                               (168,000)        (527,000)
                                        -----------      -----------

                                            138,000         (395,000)
                                        -----------      -----------

Net income                              $   575,000      $ 1,922,000
                                        ===========      ===========

Real estate sales and rental -

During the three months ended September 30, 2001, real estate sales were only comprised of two sales because they were delayed due to the Company's survey company, the largest survey company on the Big Island of Hawaii and probably the only survey company large enough to handle the Company's PCRS (Parcel Consolidation Re-subdivision) parcels and subdivisions, being backlogged with work. This surveying backlog is a result of increasing demand of the Company's North Kohala property in a favorable economic time. Further, many of the properties the Company is selling have never been surveyed and the topography and terrain are very difficult for surveyors. Through the recent hiring of a new surveyor on several projects the Company expects real estate sales activity to pick-up during 2002 however, thereafter, the Company may have to await the results of the Company's appeal of the County's new Planning Director's initiative to condition certain PCRS with additional requirements. The appeal is scheduled for February 2002.

Rental revenues increased slightly as a result of the recent leasing of the Sandalwood property, a new home built on the island during 2001.

Cattle sales -

The approximate 29% decrease in cattle sales is attributable to a difficult-to-predict beef market. Cattle sales decreased to 245 heads in the three months ended September 30, 2001, down from 416 heads in the three months ended September 30, 2000. The deteriorated cattle sales margins are attributable to the fixed cost nature of the cattle sales operations. The Company anticipates that 2001 annual cattle revenues will approximate 2000 annual cattle revenues.

Other revenues -

During the three months ended September 30, 2001, other revenues decreased approximately 10% as a result of the effects on tourism activity that resulted from the September 11th tragedy.

General and administrative expenses -

General and administrative expenses remained unchanged.

Other income and expense  -

Interest income has increased substantially as a result of (i) outstanding promissory notes receivable ($9.75 million at September 30, 2001) from Marine Forest Resort, Inc. ("Marine Forest") that accrues interest at the U.S. prime rate (6% at September 30, 2001) plus one percent per annum and (ii) the Company's high cash balance generated from the March 2000 private placement (see Liquidity and Capital Resources). Interest expense has increased approximately 50% as a result of outstanding indebtedness ($395,000 at September 30, 2001) to the Company's President that accrues interest at 5% per annum.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2001 and 2000, the Company's net cash used in operating activities of approximately $842,000 and $561,000, respectively, is comprised of the following:

                                                  2001             2000


Net income                                    $   857,000      $ 2,769,000

Depreciation and amortization                     121,000           90,000

Deferred income taxes                             540,000          645,000

Gain on sales and disposition of property      (1,410,000)      (4,386,000)

Changes in operating assets
 and liabilities                                 (950,000)         321,000
                                              -----------      -----------

                                              $  (842,000)     $  (561,000)
                                              ===========      ===========


For the nine months ended September 30, 2001 and 2000, the Company's net cash used in investing activities of approximately $2,222,000 and $843,000, respectively, is comprised of the following:


                                        2001             2000
Capital expenditures including
  real estate development           $(2,379,000)     $(1,546,000)

Proceeds from sales of property       1,144,000        3,497,000

Proceeds from notes receivable          963,000          106,000

Advances to Marine Forest            (1,950,000)      (2,900,000)
                                    -----------      -----------

                                    $(2,222,000)     $  (843,000)
                                    ===========      ===========

Approximately $2,160,000 of the $2,379,000 of the 2001 capital expenditures was made to progress the Company's Mahukona development endeavors. These expenditures include approximately $1,134,000 for land-clearing, leveling and grading, approximately $850,000 for design, engineering and surveying and approximately $176,000 of other costs. Increased proceeds from notes receivable are attributable to early mortgage redemptions. During the nine months ended September 30, 2001, the Company continued to advance Marine Forest monies pursuant to short-term promissory notes (see Note 5 in the accompanying condensed consolidated financial statements). In connection with the notes, the Company is negotiating management and other strategic arrangements with Marine Forest, an owner of property in Okinawa, Japan, in connection with Marine Forest's contemplated development projects.


For the nine months ended September 30, 2001 and 2000, the Company's net cash provided by financing activities of approximately $656,000 and $7,455,000, respectively, is comprised of the following:

                                                     2001             2000

Debt proceeds (from President)                  $   165,000      $   150,000

Proceeds from notes and bank line of credit       1,000,000          200,000

Capital contributions                                                 72,000

Debt repayments                                    (509,000)        (207,000)

Proceeds from stock sales                                          7,240,000
                                                -----------      -----------

                                                $   656,000      $ 7,455,000
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

As of September 30, 2001, the Company has total current assets of approximately $11.2 million and total current liabilities of approximately $1.8 million or a working capital of approximately $9.4 million. Looking forward to 2002, the Company anticipates revenue levels to be higher with levels experienced during 2001. However, given the Company's anticipated cash requirements to complete the Mahukona Resort project and plans to pursue the Okinawa Marine Forest Resort project, future capital raising or debt financing activities will be required. If the Company is unsuccessful in its capital raising or debt financing activities, it will modify its Mahukona development plans, whereby it would initially develop the golf course and 1 acre house units using the proceeds of its non-Mahukona development project real estate. Subsequently, as phase two, using proceeds from the sales of its 1 acre house lots as well as the non-Mahukona development project real estate, complete the more costly hotel endeavor.

The anticipated cash requirements to complete the Mahukona Resort project are as follows (in millions):

         Golf course                                          $  5.9

         Hotel
                  Entry road              $  1.2
                  Infrastructure            22.0
                  Timeshare units           17.7
                  Park improvements          3.1                44.0
                                          ------

         Sports   facility                                       0.6

         1 Acre house lots                                      10.8

         Off-site infrastructure                                 9.4
                                                              ------

                                                                70.7

         Less:    Costs incurred through
                  September 30, 2001                           (11.1)
                                                              ------


         Anticipated cost to complete                         $ 59.6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:

         There have been no material changes in legal proceedings as required to be reported on Form 10QSB from as previously reported in the Company's 10-SB for the fiscal year ended December 31, 2000.

Item 2.  Change in Securities

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

                                                SURETY HOLDINGS CORP.
                                                         (Registrant)



                                                By:  /s/  Howard R. Knapp
                                                --------------------------------
                                                Howard R. Knapp
                                                Chief Financial Officer



Dated:  December 27, 2001