Form 10KSB
period 2001-12-31
SURETY HOLDINGS CORP
filed 2002-05-02
CIK 1119135

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 (OR)15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from 1/1/01 to 12/31/01
                        Commission file number 000-32311

                             SURETY HOLDINGS CORP. .
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              DELAWARE                                  52-222-9054
      (State of Organization                        IRS Employer ID No.

850 Fort Plains Road, Howell, New Jersey)                  07731
(Address of principal executive office)                 (Zip code)

                         Registrant's Telephone Number,
                      Including area code: (732) 886-0706

      Securities registered under Section 12(b) of the Exchange Act: None

                              Title of each class:

                   Name of each exchange on which registered:

                       Securities registered under 12(g)
                       of the Exchange Act: Common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days [x] yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

                         The issuer's revenues for the
                     most recent fiscal year was $6,831,000

The aggregate market value of Surety Holding Corp.'s voting common equity held by non-affiliates was $3,802,500 at April 2, 2002 based on the average bid and asked price.

As of April 1, 2002 6,738,000 shares of Surety Holdings Corp. Common Stock @ $.01 par value were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None
================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a)      BUSINESS DEVELOPMENT

         In June 1999, Surety Holdings Corp., a Florida corporation incorporated in December 1995), merged with Surety Holdings Corp., a Delaware corporation (incorporated in May 1999). The surviving Delaware corporation ("Surety") continued the Florida corporation's endeavors of pursuing business opportunities. Surety Kohala Corporation, ("Surety Kohala"), the sole subsidiary of Surety, was incorporated in Hawaii in December 1988 under the name Chalon International of Hawaii, Inc. for the primary purpose of real estate development, including the acquisition of fee simple land or leaseholds, and the construction of improvements thereon.

         In December 1999, Surety issued 2,000,000 shares (retroactively restated to 6,000,000 shares to give effect to a February 2002 two hundred percent (200%) stock dividend) of its common stock in exchange for 100% of Surety Kohala's outstanding shares in a recapitalization transaction accounted for as a reverse acquisition with a "shell" company. Surety Kohala was deemed the accounting acquirer and Surety was deemed the legal acquirer. Control of a shell company, Surety, the Florida corporation, was previously acquired from an existing shareholder by Yoshihiro Kamon who received 90% of the then issued and outstanding shares of Surety, the Florida corporation for $150,000. After the issuance by Surety, the Delaware corporation of 2,000,000 shares (retroactively restated to 6,000,000 shares as discussed above) of its common stock in December 1999 in exchange for 100% of Surety Kohala's outstanding shares, Yoshihiro Kamon owned and currently owns directly 90,000 of Surety's issued and outstanding shares (retroactively restated to 270,000 shares as discussed above) and indirectly through Mahukona Holdings Corp. an additional 2,000,000 shares (retroactively restated to 6,000,000 shares as discussed above). Accordingly, Kamon may be deemed to own directly and indirectly 93% of the issued and outstanding shares of Surety. The purpose of the acquisition was to facilitate the entry of the Company into the public arena, as Surety was at the time a public company, whose shares were included on the National Association of Securities Dealers bulletin board.

         Surety and Surety Kohala (collectively, the "Company") is engaged in the development of a property on approximately 642 acres of land in the North Kahola district of Hawaii Island in the state of Hawaii (the "Mahukona development project"). The development was initially intended to be a hotel, 18-hole golf course and resort homes. However, the Company is considering other avenues of development for the 642 acres, most notably, an all-inclusive fractional interest club community.

         During the past three (3) years, the Company's income was derived primarily from real estate sales, with minimal revenues derived from rental income of property and from cattle and other revenues. The Company has an accumulated deficit, specifically $5.1 million as of December 31, 2001. In addition, the Company refined the Mahukona development project, the approvals for which had been obtained years earlier. In the future, however, the Company may not be able to maintain compliance with all applicable conditions of the approvals. The Company has twelve (12) full time employees and one (1) part time employee excluding executive officers and directors. The Company does not have any franchises, concessions, royalty agreements or labor contracts.

         The Company will, of course, be required to, and intends to seek to, comply with federal and state regulations, if any, governing hotels, resorts and golf courses in connection with the Company's proposed operations. The costs and effects of compliance with environmental laws, federal, state and local are not deemed to be material by the Company. In connection with the construction of the hotel, resort and golf course, environmental issues may arise, as well as in connection with the maintenance of the golf course. The Company will, of course, seek to comply with such environmental laws or seek necessary alternatives. The Company does not believe that compliance with existing or probable government regulations will have a material affect on its proposed business.

         Although the Company believes that the Mahukona development project is unique, it will, nevertheless, face competition from existing hotels, resorts and golf courses, as well as any others that may be constructed in the future. The competing hotels, resorts and golf courses will have been previously established and may be better financed. In that context, it is difficult to assess the impact on the Company's proposed Mahukona development project by the existing and potential competition. The Company operates in a highly competitive market with extremely high barriers to entry.

         In addition, the Company's business and its proposed development are subject to various other risk factors including but not limited to general economic conditions, available financing conditions specific to the property, unfavorable local, regional, national and international developments, weather condition, federal, state and local regulations pertaining to property development.

(b)      BUSINESS OF SURETY

SURETY KOHALA

         Surety Kohala owns approximately 15,000 acres of fee simple land in North Kahola district of Hawaii Island (The Big Island), in the State of Hawaii, USA.

         In December 1988, Surety Kohala was established in Hawaii. Surety Kohala was established to acquire, own and develop the vacant land in North Kohala, (Kohala Land). The Kohala Land consisted of about 19,384 acres, the majority which is zoned for agriculture. The land had been used for sugar cane production for approximately 100 years until the early 1970's when the facility was closed. After the cessation of the sugar cane operations there were no major activities on the land, which was left vacant. In December 1988, Surety Kohala acquired the Kohala Land. In addition, Surety Kohala acquired 235 acres in September 1989, and 164 acres in December 1991 for the expansion of the Mahukona Resort Development. Surety Kohala has, since 1989, worked with the local Kohala community for the master planning of the development and is intending to develop a New Style Health community, utilizing eco-management of the excellent natural environment. The plan is more than just building a resort area; it is a plan to integrate an existing community with a new development plan for the 15,000 acres of land, which is expected to include housing, recreational facilities, farming, historical assets and commercial business institutes.

         The Mahukona property consists of approximately 642 acres of land. Surety Kohala has already acquired the necessary governmental permits for the developments of a hotel and 18-hole golf course. Located on the leeward (dry) side of the island, with resort permitting in place, and general community and government acceptance as a resort location, Mahukona is a valuable and critical component of the overall master plan strategy. In keeping focused on an eco-based theme for the master plan, and working towards Surety Kohala corporate goals, the Mahukona Resort will:

         1. Emphasize sensitivity to the Hawaii environment, culture, human, physical and spiritual health, practicality, comfort and quality accommodations.

         2. Provide access to the unique, semi-exclusive Hawaiian eco-activities on the Surety Kohala land.

         Although there is no assurance that this will, in fact, be the actual total cost, it is expected that the total current cost for the Mahukona Development will be approximately $93,000,000. This estimated cost includes 20 homesites, 15 large home estates, 80 upscale cottages, 60 condomniums, 40 studios and an 18 hole golf course and sports/related facilities which was the initial plan for development. Alternatively, however, the Company is considering the development of its property as a mix of whole ownership and fractional interest residential real estate.

         The Company believes Kohala Coast Resort Area is one of the most luxurious resort areas in the US. Mahukona Resort is approximately a 20 minute drive from the north point of the Kohala Coast Resort Area. The relation between Mahukona Resort and Kohala Coast Resort is similar to Kapalua Resort and Kaanapali Resort in Maui. This means Mahukona is more isolated and an eco-related facility compared to Kohala Coast Resort Area. Our strategy is to utilize Kohala Coast's luxury image and price range without competing with their resorts. We expect to emphasize a "New Style of Development", which is beyond the regular resort development. Surety Kohala has acquired necessary zonings. SMA (Special Management Area) Use permit and Golf Course Use Permits. In order to complete the construction, Surety Kohala will, however, require various governmental permits. It is anticipated, although there can be no assurance because of various factors beyond the Company's control, that permits will be obtained and construction may be completed in approximately four years. The estimated completion date is predicated upon the satisfaction of a number of contingencies which are beyond the Company's control including, but not limited to financing etc. The following is an estimated time frame subject to the fulfillment of various conditions.

HOTEL/BUNGALOWS

Plan Approvals            6-18 months
Building Permits           2-4 months
Construction             12-24 months

GOLF COURSE

Grading Permits          Completed
Permit to utilize state lands for a cart underpass service: Discussion Stage:
Questionable
Construction             12-24 months

HOUSE LOTS

Engineering Drawings     10-12 months
Final Subdivision          3-4 months
Construction             12-24 months

LOCATION.

         The State of Hawaii (the Aloha State) was admitted as the nation's 50th state in 1959. It consists of eight major islands and 124 minor islands which form a chain extending over 1,600 miles across the mid-Pacific Ocean.

         With more than twice the landmass of all other Hawaiian Islands combined, the nickname Hawaii's "Big Island" fits perfectly. At 4,028 square miles in size, the Big Island is larger than the State of Connecticut, USA. Hawaii is the youngest island in the chain (being 35 million years old) and the southernmost point of the United States is on this island. The Big Island was formed by five volcanoes, the world's most active and safest volcano, Kilauea, which has become one of the island's most popular visitor attractions.

         Hawaii Island is almost a "Mini Continent" by itself, offering everything from active volcanoes to quiet sandy beaches; from dense tropical rainforests to verdant pasturelands. A huge variety of marine life flourishes along Hawaii's Mauna Kea, the tallest mountain at 13,736 feet in the Pacific Basin. The Big Island provides astronomers with the best stargazing on the planet earth. The diverse background of the Big Island residents creates an exciting blend of cultural heritage. The Company believes that the population's ethnic makeup as of 1996 was 40% Caucasian, 58% Asian or Pacific Islander and 1.8% mixed non-Hawaiian.

         Between Kona Airport and Mahukona, the area is called "Kohala Coast Resort Area". The destination resorts along the Kona Kohala Coast are located on the northwestern shore of the island and begin six miles north of Kona International Airport. Boundaries of the Kona Kohala Coast region are marked by the Mauna Kea Resort to the north, Ka'upulehu to the south with the Mauna Lani Resort and Waikoloa Beach Resort in between. There are 3,618 visitor units to choose from, including condos, one and two bedroom oceanfront suites, oceanside villas, bungalows, thatched huts and private vacation homes. Island wide, there are 9,490 visitor facilities accommodations, including Bed & Breakfasts. Resort sport and fitness facilities have over 55 tennis courts, 7 championship golf courses (126 holes), an executive putting course and 6 spas. Other resort activities include scuba, snorkeling, glass-bottom boating, windsurfing, deep-sea fishing, hunting, horseback riding, sightseeing, whale watching (in season), sailing and kayaking.

         The Mahukona project land is located on the west (leeward coast) of the District of North Kohala with about an hour drive time from the Keahole-Kona International Airport and 20 minutes from Mauna Kea Beach Hotel, which is located on the north part of Kohala Coast Resort Area. The climate of the area is generally warm, arid and savanna-like. Daytime temperatures range from about 89 degrees F. in the summer months to about 82 degrees F. in the winter months. Rainfall in the project area averages approximately 14 inches per year.

SURETY KOHALA'S KOHALA LAND MASTER PLAN.

         Surety Kohala's Kohala Land is located at the northern end of the island of Hawaii, in the District of North Kohala. This island jewel with its mild weather, untouched natural features, unsurpassed scenery and deep historical and culture values is becoming one of the world's leading health resort area. Within half an hour drive of Surety Kohala's land is the famous Kohala Resort Area. It was Lawrence Rockefeller who first realized the potential of this area when he developed his favorite retreat at the Mauna Kea Beach Hotel in the 1960's.

Surety Kohala's land in Kohala was formerly owned by Castle and Cooke, one of Hawaii's largest corporations, whose Dole Food label is well-known across the nation. A plantation existed for over 100 years on these lands before increased competition and rising costs forced its closure in 1975. Since that time, little economic activity has been developed within North Kohala. The various villages of Kohala create an aggregate population of about 4,200 people. The principal area of employment of Kohala residents is in the resort and support communities of nearby South Kohala.

         Throughout today's world, the long range importance of solving environmental issues is an ever increasing consideration and commitment. During discussion of the global environment, land development is frequently thought to be yet another of man's burdens placed on natural eco-systems. This idea was anchored in past disorderly development, which generally did not include a specific concern for future impacts. The main objective of Surety Kohala is not only to pursue profit, but also to implement a clear vision of an improved community that will continuously seek to maintain harmony with nature.

         In these regards, Surety Kohala decided the best method to understand their land was to seek involvement from the local community through open dialogue and exchange of ideas. A Citizens Participation Committee (CPC) was formed to assist Surety Kohala. The CPC was formed by Surety Kohala to examine existing plans and conditions in the North Kohala area. To facilitate the evaluation and recommendation proceeds, the CPC was broken down into 6 different sub-committees: Housing, Public Infrastructure/Recreation, Historic Sites, Land Use -- Agriculture, Land Use -- Commercial/Industrial and Natural Resources/Environmental Quality. The Citizen Participation Committee

"CPC" was not formed as a result of any litigation. Rather, CPC was formed to encourage and enhance communications with the local citizens of Kohala.

         Surety Kohala may develop a new type community utilizing eco-management of the excellent natural environment of Kohala. In essence, this plan means more than just building a resort area. Currently, it may integrate an existing community with a new development plan for the approximately 15,000 acres of land, which may include housing, recreational facilities, farming, historical assets and commercial business institutes. Simultaneously, however, the Company continues to sell parcels of land to the public. Historically, new developments were isolated from the existing community, i.e., gated community, private beach, etc. Surety's concept of development is not to "isolate" but to "integrate" the resources of the existing community. Surety has not decided how many acres will be set aside for farming, historical assets and commercial business institutions, the detail plan will be decided based on Bulk Land Sales procedures. With respect to historical sites, in the Mahukona development project, about 11 acres were set aside for historical purposes, zoned "open". Some of the land, may, however, be sold, under the appropriate circumstances.

         Surety Kohala has already acquired the necessary governmental development approvals, as discussed later, in the Mahukona area for the Kohala Land. This will be the flagship facility for the master plan of the area community. The tourist and owners of the Surety Kohala land may expect to enjoy sophisticated facilities for dining, sports and relaxation during their stay in Kohala. The Company has not, however, entered into any agreements with any restaurants at this time.

         It is anticipated that the land values will be enhanced by the multi-purpose uses, i.e., land sales, resort, residential lots, bulk land, and timeshares.

MAHUKONA RESORT DEVELOPMENT.

    Concept of Development

         In response to changes in the economic conditions on the Big Island of Hawaii, Surety Kohala is considering amending the existing development master plan for Mahukona.

         Accordingly, Surety Kohala retained a marketing assessment and feasibility consultant with extensive knowledge and experience in the resort and second home market on the island.

         As a result, Surety Kohala believes that the highest and best use for the property is as a golf-oriented result with a mix of whole ownership and fractional interest residential real estate products. The new concept for the development and plan is intended to create significant value for the property under consideration which includes two main parcels. One is the Mahukona parcel located on the west shore of North Kohala coast, which has zoning approvals for resort development. The other is large parcels of ranch land and forest preserve encompassing approximately 3,000 acres. The two pieces are not connected, but are situated within a 20-minute drive of each other.

MAHUKONA: Mahukona includes 642 acres on the western coast of North Kohala with
1.4 miles of oceanfront which maintains a warm, dry, "rain shadow" climate similar to that of the resorts along the Kona/Kohala coast. It is located about 20 minutes north of the Mauna Kea resort and 45 minutes north of the Keahole-Kona International Airport.

MAUKA RANCH AND FOREST LANDS: The ranch and forest preserve land encompasses approximately 3,000 acres, located northeast of the town of Hawi. It includes lands that was previously used for sugar cane production. It is now used for cattle ranching, limited macadamia nut orchards and large amounts of open space. It is situated primarily on the windward side of the island, and receives significantly more rainfall than Mahukona. It is, therefore, green, lush and partially forested.

         The above property may be developed to include a combination of whole-ownership and fractional interest units, (both attached and detached) with very attractive and extensive recreation amenities for club members, who would include and be limited to whole-ownership and fractional property owners at the resort.

         Residential units may include: Twenty (20) premier whole ownership custom home sites and twenty (20) cabins sold as finished units. In addition, fifteen (15) large, high-end "estate" homes, sixty (60) smaller condominium or studio units may be marketed as fractional components, which would represent ownership interests for portions of the year.

Recreation amenities may include:

         An attractive central lodge building, with up to 50 lodge units and housing the central check-in/administrative center for the resort as well as several restaurants (one find dining, one casual), along with a small convenience store/bakery and possible other uses;

         A first class 18-hole regulation golf course with an attractive clubhouse and associated practice facilities;

         An attractive "beach club" facility overlooking the ocean, with an outdoor poll, hot tubs, spa facilities, and other amenities;

         A high quality tennis complex located either at the golf course clubhouse or lodge;

         Extensive trails and attractive waterfront areas landscaped and maintained for member use;

         A club boat (a large catamaran for snorkel trips, sunset cruises, etc.

         A variety of improvements to the ranch, including development of central "ranch house" building, used primarily as a day-lodge for the ranch lands area, with a small food and beverage kitchen and a variety of amenities for club member (such as equestrian facilities. ATV's, mountain bikes, and possible limited overnight bedroom facilities for occasional overnight use) and improvement of trails throughout the property for use by members (horseback, mountain biking, ATV, or SUV).


    Governmental Permits for Development

         The Company believes that the average occupancy rate in the Kohala area was 68.00% in 1999 according to a published industry source, but may be lower at this time as a result of a decline in tourism after the terrorist attack of September 11, 2001.

         Surety Kohala has acquired the following necessary governmental approvals for the development of its projects:

         State Land Boundary Amendment: Amendment to the State Land Use Boundary Map from Agricultural to Urban, 14.3 Acres. (SLU 853 dated November 17, 1993).

         County Zoning Code: Amendment to the County Zoning Code, changing the district classification from Unplanned (U) to Agriculture (A-1a), resort-Hotel (V 2.0) and Open (O). (REZ 747 dated November 17, 1993)

         Special Management Area (SMA) Use Permit: The Planning Commission approved SMA Use Permit No. 341, dated June 24, 1993.

         Golf Course Use Permit: The Planning Commission approved Golf Course Use Permit No. 111, dated June 24, 1993.

         The prior approvals obtained for the Mahukona Development project in 1993 were conditional; that is, each approval was subject to various conditions of approval. Certain of these conditions of approval contain time limits or financial compliance requirements, which if not met, may ultimately result in legislative and/or administrative actions to void or revoke the prior approvals. The effect of such adverse actions would be to return the land entitlements to the former zoning, or more appropriate zoning as determined by the County of Hawaii. Surety Kohala has continued to maintain the prior approvals through compliance with all applicable conditions. In the future, however, the Company may not be able to maintain compliance with all applicable conditions.

         After the approvals, the zoning acreage breakdown is for the 642 acres is:

V2.o (Resort)                          14 Acres
Ag.1                                  267 Acres
Ag.5                                  307 Acres
Conservation District                  43.Acres
Open                                   11 Acres

Summary: A description of the significance of each type of zoning referred to above is as follows:

V2.0: "V" stands for resort zoning. The number following the "V" indicates the density allowed for that zoning category. For Mahukona, the "2.0" means the required land area, in thousands of square feet, for each rentable unit. Therefore, at 14.324 acres, the Mahukona resort zoned area is permitted 312 units. The height limit in this zone is 45 feet. The minimum building area is 15,000 square feet, requiring residential lots be at least 15,000 square feet in size.

Ag.1: "A" stands for agriculture zoning. The number following the "A" together with the lower letter "a" indicates the minimum number of areas for each building site. For Mahukona, A-1a and A-5a means zoning for 1 acre and 5 acre sized lots. The height limits for residential structures is 35 feet and 45 feet for all other structures. Hotels, condos or other commercial or industrial uses are not permitted in this zone.

Conservation District: The "Conservation District" is not a County Zoning designation; it is a designation by the State of Hawaii. The State of Hawaii zones the Counties then zone lands to fit each category except for the Conservation District which is under the jurisdiction of the State Board of Land Natural Resources as provided in State law.

Open: "O" stands for Open zoned district. Permitted uses are parks, historical/cultural areas, and other open natural features.

    Infrastructure System

         Water. Although other developments in west Hawaii suffer from shortage of both portable and irrigation water, North Kohala is very rich with water resources. Portable water will be supplied to the site from wells in the northern part of Kohala through pipelines. Irrigation water will be supplied by Kahola Ditch Water System that was developed about 100 years ago for sugar cane.

         Electricity. Surety Kohala has been conducting research for electricity system alternatives. Cogeneration System is one of the options and Surety Kohala will decide the most cost efficient system.

Final water plan for Mahukona is under negotiation with County Water Department.

Expected Construction Cost (US$)

         Based on the preliminary assessment of its consultants, the revised Mahukona development project cost (excluding on-going costs and maintenance) would be approximately $93 million and completed substantially over a three-year period. Based on information provided by its consultants, the Company anticipates the timing and details of the $93 million to be as follows (in thousands):

Initial Infrastructure
Development Costs

                                      Year 1      Year 2     Year 3

Infrastructure (roads, water
 Sewer, etc.)                        $10,000     $10,000    $10,000

Golf course, range clubhouse, etc.    10,000     10,000
Tennis Complex                                    1,000
Central Lodge facility (lobby
 restaurants, etc.)                              10,500
Beach Club                                       10,000
Recreational trails/improvements                    500        500
Ranch Improvements/amenities             500      2,000      1,000
Clubs boats/marina improvements                   1,500      1,000
Other amenities/improvements                      2,000
Entrance/gatehouse                                  500
Design, permits, engineering
 Contingency                           3,075      7,200      2,012
                                      ------    -------     ------

                                     $23,575    $55,200    $14,512

         There is of course no assurance that the project can or will be completed at the estimate cost, which is based on many variables which can and will change.

    Existing Luxury Facilities in Kohala Coast

         Although the Company believes its proposed Mahukona development project will be unique, the Company will face significant competition in each of its proposed business operations, i.e., hotel, resort, golf courses and land sales. Numerous competitors are larger, well known and have greater resources than the Company. There can be no assurance that the Company will be able to compete successfully or that the Competition will not have an adverse effect on the Company's operating results. Moreover, the Mahukona development project may suffer as a result of its isolation, lack of Sandy Beach, lack of commercial facilities, lack of area restaurants, lack of critical supporting commercial facilities.

         However, a strength of the Mahukona development project is its excellent location, dramatic coastline and ocean view and that it is distinctly separate from the hustle and bustle typical of the populous resorts.

         The following is a brief description of some of the competition that the Company will face in its proposed business:

    Hotels

         Mauna Kea Beach Hotel -- (310 Rooms). The very first resort to open along the Kona Kohala Coast. This was Lawrence S. Rockefeller's retreat and now houses a portion of his Asian art and Hawaiian quilt collection. Recently remodeled, overlooking a crescent of white sandy beach and Kauna Koa Bay, all rooms have lanais, Cable television (available on request), swimming pool, 13 tennis courts, beach and 6 shops. Shuttle service and reciprocal charging privileges with the adjacent Hapuna Beach Prince Hotel.

         Hapuna Beach Hotel -- (350 Rooms). Opened in 1994 on the island's best beach, this is Mauna Kea's sister hotel and the two properties are adjacent, with reciprocal privileges. Carpeted guest rooms with marble bathrooms, 36 suites, with all rooms overlooking the ocean, hotel pool, hot tub and five restaurants. The showpiece of this hotel is an 8,000 square foot, four-bedroom suite with its own swimming pool.

         Mauna Lani Bay Hotel -- (350 Rooms). A refined atmosphere permeates this hotel whose rooms have recently been redecorated in shades of white with linen and cotton, along with teak furnishings. If money is no object, the $3,000 to $4,000 per night bungalows come with a butler, limo and private pool. This is the home of the annual Senior Skins Game. There are two spectacular golf courses. The signature hole is the 15th on the South Course where golfers tee off over a wide expanse of ocean. Mauna Lani is also home to the annual event of the Sun Food Celebration in July, a four-day event featuring renowned chefs and vintners from sunny climes.

         Hilton Waikoloa -- (1,240 Rooms). Children especially love this resort hotel, whose 62 acres are navigated by monorail or boat. There is a swimming pool nearly an acre in size with a 175 foot water slide, several smaller pools, a lazy river, man-made beach and a four-acre lagoon where a chosen few (drawn by lottery) can experience an encounter with dolphins. The three buildings of the resort are elaborately landscaped and a multi-million dollar Pacific Island Art Collections housed in the corridors of the hotel. In addition, guests may enjoy privileges at 2 golf courses, 3 pools, 8 tennis courts, a spa, 7 restaurants, 6 bars and a lively disco.

         Four Seasons Hotel -- (243 Units). The Big Island's newest resort features 32 low-rise bungalows along the ocean, each housing six or eight guest rooms and four golf club bungalows along the golf course. The rooms breathe the tropical elegance with sisal carpeting, natural slate floors, Hawaiian artwork from an earlier era and louvered sliding doors of dark wood. Some suites have outdoor garden baths with showers that fall from lava ledges, private plunge pools and whirlpools.

    Golf Courses

         Seven Championship courses, all on the Kona Kohala Coast, offer visitors a total of 126 holes with a view. The Mauna Lani's Francis H. Brown Golf Courses are home to the annual Senior Skins Game. The Waikoloa Resort hosts the Kings' Cup and Tiebreaker and the newest, Hualalai, is the home of the PGA's MasterCard Championship.

         Mauna Kea Golf Course. The Mauna Kea Golf Course offers dramatic elevation changes and spectacular views. Consistently top rated, this 18-hole championship golf course is one of Hawaii's most unique challenges. Amenities include a pro shop, driving range, practice green, restaurant and fitness center.

         Hapuna Golf Course. A unique, environmentally sensitive golf course, the Hapuna Golf Course is a link-style 18-hole championship course. It offers the golfer an ultimate challenge with sweeping panoramic views of the Kohala Coast and the volcanic peaks of the Big Island. Amenities include a pro shop, driving range, practice green, restaurant and fitness center.

         Muana Lani Golf Course. Characterized by rolling terrain and groves of kiawe trees, the North Course is built on an ancient lava flow. Feral goats frequent the fairways and the course's signature hole is a par three which hits from an elevated tee into a natural amphitheatre of lava. Amenities include a pro shop, two driving ranges, practice green, lessons, rentals, on-course refreshment cart and restaurant.

         Waikoloa Kings Course. Designed by Tom Weiskopf and Jay Morrish, the Par 72 link, 7,000 yard layout of Waikoloa's Kings' Course features six major lakes and approximately 75 bunkers. The sophisticated bunker strategy and multiple tee placements work together to create challenging and fun course. Amenities include a golf shop, complete practice facility, golf academy, hotels, condominiums, restaurant and lounge.

         Four Seasons Golf Course. This 18-hole Jack Nicklaus golf course was crafted with extreme sensitivity to the land. Winding over 7,100 yards, this carefully groomed course flows across brilliant green fairways contoured against black lava, ending at the ocean where the finishing holes capture the drama and beauty of direct seaside golf. Amenities include a short game practice area, 30-station driving range, sand bunker, golf shop, men and women's locker rooms and restaurant.

MARINE FOREST RESORT, INC.

         Pursuant to uncollateralized promissory notes, the Company advanced Marine Forest Resort, Inc. ("Marine Forest"), a related Japanese corporation that owns approximately 400 acres of land in Okinawa, Japan, $9.75 million. The notes bear interest at the U.S. prime rate, at date of issuance, plus one percent. Under their original terms, the notes were due six months after date of issuance. However, all notes were extended an additional six months and subsequently extended to December 31, 2002, as a concession to Marine Forest to advance Marine Forest's development projects. In connection therewith, the Company continues to discuss the possibility of a strategic arrangement with Marine Forest, including the Company acquiring Marine Forest. However, the parties are waiting the completion of the revised Mahukona development plan (expected in the second quarter of 2002) to further its discussion in this regard. Related interest income for 2001 and 2000 is approximately $1,054,000 and $210,000, respectively. Through December 31, 2001, no interest has been paid, however, management anticipates that all accrued interest receivable will be reclassified to principal and settled in connection with the parties' contemplated strategic arrangements.

         At December 31, 2001, in light of the speculative nature of Marine Forest's contemplated development projects among other reasons and in accordance with its compliance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 114, the Company recorded an impairment charge of approximately $7.2 million.

The following schedule of notes reflects the details of each of the uncollateralized loans made by the Company to Marine Forest:

                           Original      Extended        Interest
       Date      Amount     Due Date        Date           Rate
--------------------------------------------------------------------------------

1.    8-Jun-00    $1,900,000    7-Dec-00    31-Dec-02       10.5%
2.   24-Aug-00    $1,000,000   23-Feb-01    31-Dec-02       10.5%
3.   11-Oct-00    $  400,000   10-Apr-01    31-Dec-02       10.5%
4.    9-Nov-00    $  500,000    9-May-01    31-Dec-02       10.5%
5.   14-Nov-00    $3,000,000   16-May-01    31-Dec-02       10.5%
6.   19-Dec-00    $1,000,000   18-Jun-01    31-Dec-02       10.5%
7.   24 Jan-01    $1,000,000   24-Jul-01    31-Dec-02       10.5%
8.   23-Feb-01    $  500,000   23-Aug-01    31-Dec-02        9.5%
9.   23-Mar-01    $  200,000   23-Sep-01    31-Dec-02        9.0%
10.  230May-01    $  250,000   23-Nov-01     2-May-02(A)     8.0%


(A)  Expected to be extended to December 31, 2002

         Marine Forest presently operates two restaurants and a convenience store in the Okinawa Airport. In addition, it has undertaken a resort project and has obtained government approvals in 1995 for construction of a hotel and 18 hole golf course on property it owns and/or leases for that purpose. The project is at the very earliest stages with the beginning of the construction of the entry road and mass grading of the property for future construction of the hotel. The site is located in Sedaka of Nago City which is about one hour drive from Okinawa International Airport.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The lands owned by Surety Kohala in North Kohala, Hawaii comprise, as of this date, approximately 15,000 acres, (a reduction from the original aggregate holdings after giving effect to sales of acreage), which land area includes the Mahukona development project area. Surety Kohala's primary focus is the development of approximately 642 acres of land at Mahukona.

         The Surety Kohala real property is subject to two levels of land use regulation. The first level is through the State Land Use Commission which is the state agency charged with the responsibility of establishing the four (4) district boundaries for lands within the State of Hawaii as Urban District, Agricultural District, Rural District and Conservation District. Pursuant to Hawaii Revised Statutes Chapter 205, the State Land Use Law, the County of Hawaii is delegated the responsibility for implementing zoning regulations and enforcement of the State Land Use Law within all the districts except for the Conservation District. The State of Hawaii Department of Land and Natural Resources ("DLNR") and its Board of Land and Natural Resources ("BLNR") are charged with the responsibility of implementing and enforcing the rules and regulations relating to uses proposed within the Conservation District. As a general rule, the Surety Kohala lands at the shoreline are typically designated as Conservation District or Agricultural District, the lands at the mid-level are designated Agricultural District or Urban District, and the lands at the upper forest reserve areas are designated as Agricultural District or Conservation District.

         At the County of Hawaii level, all uses and activities are regulated through the provisions of Hawaii County Code Chapter 25, Zoning Code, with additional regulations for lands near the ocean in the County's Special Management Area pursuant to Hawaii Revised Statutes Chapter 205A, and the structural setback requirements in the shoreline setback area prescribed in HRS
Section 205A-41, et seq. for the shoreline areas. As noted above, the Conservation District lands and activities therein are controlled by the State DLNR and BLNR.

         The specific use and sale of the Surety Kohala real property is also regulated by other provisions of the Hawaii Revised Statutes (State law) and Hawaii County Code (County law) which relate to the use, development and sale of real property within the County, to include without limitation, under State law -- Hawaii Revised Statues Chapter 6E relating to Historic Preservation, Hawaii Revised Statutes Chapter 343, relating to Environmental Assessments and Environmental Impact Statements, Hawaii Revised Statutes Chapter 484 relating to Uniform Land Sales Practices Act, and Hawaii Revised Statutes Chapter 514a relating to Condominium Property Act, and under County law -- Hawaii County Code Chapter 23 relating to Subdivisions, Hawaii County Code Chapter 27 relating to Flood Control, and the Hawaii County General Plan designations for the lands. The specific development regulations applicable to each individual parcel are primarily determined by the County zoning designation, archeological preservation requirements, flood zone regulations and the subdivision, condominium, building, plumbing and electrical codes applicable to each parcel.

         The zoning and use regulations specifically relating to the Mahukona development project are subject to the above, and are more particularly expressed in the governmental approvals issued to date which include, without limitation, the following:

         1. State Land Use District Boundary Amendment from Agricultural to Urban for 14.3+/- acres, Ordinance No. 93-113, effective November 8, 1993;

         2 . County Zoning Ordinance No. 93-109, effective November 8, 1993;

         3. Special Management Area Use Permit No. 341, effective June 24, 1993; and

         4.  Golf Course Use Permit No. 111, effective June 24, 1993.

         The prior approvals obtained for the Mahukona development project in 1993 were conditional, that is, each approval was subject to various conditions of approval. Certain of these conditions of approval contain time limits or financial compliance requirements, which if not met, may ultimately result in legislative and/or administrative actions to void or revoke the prior approvals. The effect of such adverse actions would be to return the land entitlements to the former zoning, or more appropriate zoning as determined by the County of Hawaii. Surety Kohala has continued to maintain the prior approvals through compliance with all applicable conditions. In the future, however, the Company may not be able to maintain compliance with all applicable conditions.

         The Hawaii Supreme Court remanded the processing of any further agency actions for proceedings consistent with its opinion in the Citizens for the Protection of the North Kohala Coastline v. County of Hawaii, 91 Haw 94; p.2d 1120 (1999). The Mahukona development environmental impact statement requirement was triggered by the proposal to construct two golf cart underpasses under the State highway. In Hawaii, litigation over the requirements for environmental assessments/environmental impact statements and their effect on existing and proposed permit approvals is an evolving area of law. In light of past litigation, it is probable that a challenge will be made against the project whether an environmental impact statement is conducted or not. Because of the evolving state of the law in this area, there may also be an attempt to again invalidate the prior 1993 permit and legislative approvals. Surety Kohala has initiated a redesign of the Mahukona development project to avert or mitigate the need for an environmental impact statement. Surety Kohala is fully aware of the situation and is taking all feasible actions to mitigate the risk to the prior approvals in its redesign effort.

         For a more detailed recitation of the properties owned by Surety Kohala, please refer to previous discussions under Item 1, "Business".

         From a business perspective, Surety Kohala's property may be divided into two categories. The majority of the Kohala property is zoned agricultural. The Company intends to sell the property in parcels. The details and terms of each of the land sales will be on a transaction by transaction basis. Until such time as the acreage is sold, the parcels are leased on a short-term basis or used for the Company's cattle ranch operation. The Kohala property consists of approximately 15,386 acres, zoned as follows: Agricultural -- 76.46%; Conservation -- 23.09%; Industrial -- .44% and Commercial -- .02%. In connection with the sales, it may be necessary to subdivide the property. Contract purchasers have the right to terminate their agreement prior to the Company subdividing the property and prior to the closing of the transaction. The Company intends to develop the Mahukona property of approximately 642 acres as previously discussed as hotel, resort, golf course and residential lots.

         The Company has a mortgage note, which is collateralized by property located in the Mauna Kea Fairways (see Existing Luxury Facilities in Kohala Coast). The mortgage note is payable in monthly installments of principal and interest through 2019. The mortgage note bears interest based on an adjustable rate (7.75% at December 31, 2001) not to exceed 15%, adjusted annually. The mortgage note payable at December 31, 2001 was approximately $415,000.

         There are no limitations on the percentage of assets which may be invested in a single investment. Further, there are no restrictions on the types of investments the Company may make or the type of properties in which the Company may invest. Moreover, there is no limitations on the number of mortgages which may be placed on one piece of property.

         Surety Kohala leases two (2) parcels of land from the Bishop Estate. One parcel of 5159 acres is leased for watershed purposes at an annual rental of $28,000. The other parcel of 44 acres is leased for pasture purposes at an annual rental of $9,346.

         The Company maintains liability insurance to a maximum of $10,000,000 which it believes is adequate insurance.

         For the proposed development of the property and general competitive conditions to which the properties are or may be subject, See Item 1, "Business".

         Surety Kohala maintains offices at 55-515 Hawi Road, Hawi, Hawaii. The building, containing approximately 12,000 square feet, is owned by Surety Kohala.

         The Company's offices in Howell, New Jersey are provided without charge by an officer who also resides at the location.

ITEM 3.  LEGAL PROCEEDINGS.

MAHUKONA DEVELOPMENT PROCEEDINGS

         In the Civil No. 93-418/Hawaii Supreme Court No. 19051 matter, the Hawaii Supreme Court upheld the validity of the Special Management Area Use Permit No. 341 for the Mahukona Development Project. No further appeal was taken on this matter.

         In Civil No. 93-417/Hawaii Supreme Court No. 20723 matter, the Hawaii Supreme Court remanded the processing of any further agency actions for proceedings consistent with its opinion in the Citizens for the Protection of the North Kohala Coastline v. County of Hawaii, 91 Haw. 94;979 P.2d 1120 (1999). The Court held that an Environmental Impact Statement ("EIS") should have been processed for the project because it involved the use of State lands, (i.e., use of the State highway right-of-way for golf cart underpasses). The nature and extent of further EIS processing will depend on the current Mahukona development project master plan and timeframe for buildout.

         In Hawaii, litigation over the requirements for environmental assessments/environmental impact statements and their effect on existing and proposed permit approvals is an evolving area of law. In light of past litigation, it is probable that a challenge will be made against the project whether an environmental impact statement is conducted or not. Because of the evolving state of the law in this area, there may also be an attempt to again invalidate the prior 1993 permit and legislative approvals. Surety Kohala initiated a redesign of the Mahukona Development Project to avert or mitigate the need for an environmental impact statement. Surety Kohala is fully aware of the situation and is taking all feasible actions to mitigate the risk to the prior approvals in its re design effort.

ACTIONS TO QUIET TITLE

         The Company is the plaintiff in approximately twenty (20) actions to quiet title on parcels of land in the North Kohala district. These actions which are at various stages of the proceedings involve a total of 599 acres ranging from as small as a one-half acre parcel to as large as a 118 acre parcel. In addition, the Company is appealing a Planning Director's Decision in connection with a final sub-division which action may be settled.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. No matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is quoted on in the Over-The-Counter Bulletin Board (OTC-BB) under the Symbol "SHDC". Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. During the year ending December 31, 2001 there had been no trading. Trading began in March 2002. In the limited period of trading the price has ranged from 16 high ask, to 3-1/2 low ask, to 13-1/2 high bid, to 3-1/4 low bid.

         The Company has approximately 40 shareholders of record as of December 31, 2001.

         On February 4, 2002, the Company declared a 200 percent stock dividend on its common stock payable on February 15, 2002. The Company does not anticipate paying any dividends on its common stock in the foreseeable future.


Item 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Surety Holdings Corp. (the "Company"), through its wholly-owned subsidiary, Surety Kohala Corporation ("Surety Kohala") (formerly Chalon International of Hawaii, Inc.), is primarily engaged in the development of a property on 642 acres of land in the North Kohala district of Hawaii Island in the state of Hawaii. This development, referred to as the Mahukona development project, was initially slated to be a hotel, 18-hole golf course and resort homes. However, the Company is exploring other avenues of development for the 642 acres most notably, an all-inclusive fractional interest club community (see MAHUKONA DEVELOPMENT in Liquidity and Capital Resources).

The current operations of the Company (discussed below) include the sale of its non-Mahukona development project real estate and other ancillary activities, many of which are not deemed to be the future of the Company's business.

RESULTS OF OPERATIONS

The following table sets forth the statements of operations of the Company for the years ended December 31, 2001 and 2000: 2001 2000

Real estate sales                               $ 5,835,000     $14,145,000
Rentals                                             346,000         336,000
Cattle sales                                        393,000         488,000
Other                                               257,000         251,000
                                               -------------   -------------

     Total revenues                               6,831,000      15,220,000
                                               -------------   -------------

Cost of real estate sales                         2,362,000       4,954,000
Cost of rentals                                     130,000         133,000
Cost of cattle sales                                219,000         163,000
Cost of other                                       233,000         200,000
                                               -------------   -------------

     Total cost of revenues                       2,944,000       5,450,000
                                               -------------   -------------

Gross profit                                      3,887,000       9,770,000

General and administrative expenses               1,268,000       1,257,000
                                               -------------   -------------

Income from operations                            2,619,000       8,513,000
                                               -------------   -------------

Interest income                                   1,377,000         547,000
Interest expense                                   (82,000)        (44,000)
Impairment charge                               (7,200,000)
Income (taxes) benefit                            1,352,000       (822,000)
                                               -------------   -------------

                                                (4,553,000)       (319,000)
                                               -------------   -------------

Net income (loss)                              $(1,934,000)    $ 8,194,000
                                               =============   =============

REAL ESTATE SALES --

In 2001, the Company sold nine properties for proceeds of approximately $5.8 million as compared to 2000 where the Company sold seventeen properties for proceeds of approximately $14.1 million, an approximate $8.3 million decrease. The decrease in real estate sales and related margins experienced in 2001, resulted from delays caused by the Company's survey company, the largest survey company on the Big Island of Hawaii and probably the only survey company large enough to handle the Company's PCRS (Parcel Consolidation Re-Subdivision) parcels and subdivisions, being backlogged with work. This surveying backlog is a result of increasing demand of the Company's North Kohala property in a favorable economic time. Further, many of the properties the Company is selling have never been surveyed and the topography and terrain are very difficult for surveyors. To address the backlog, the Company recently switched surveyors on several projects. Once the surveyors have finished, certain parcels that are subject to the land court system go through the land court process (generally three months).

Further, the events of September 11, 2001 ("September 11th") contributed to the deteriorated sales of 2001 (approximately $4.3 million of the approximate $8.3 million revenue decrease occurred during the fourth quarter of 2001). Specifically, the Big Island of Hawaii experienced a sharp decline in tourism and second home markets immediately after September 11th. However, the Company believes these markets are gradually recovering and at December 31, 2001, the Company had approximately sixty contracts to sell land consisting of approximately 3,000 acres for proceeds of approximately $31 million. Additionally, the Company did not experience any land contract terminations as a result of September 11th. As of date hereof, the obstacles discussed in the preceding paragraph bottleneck a majority of these contracts. Further, the Company is awaiting the results of the Company's appeal of the County's new Planning Director's initiative to condition certain PCRS with additional requirements. A draft settlement has been submitted to the Planning Director and he should have a decision by late April 2002.

RENTAL REVENUES --

The slight increase in rental revenue is attributable to the rental of the Sandalwood property, a new home built on the island during 2001, which was rented to Surety Kohala's President for the last eleven months of 2001. In 2002, the Company sold the Sandalwood property to Surety Kohala's President for approximately $575,000.

CATTLE SALES --

The approximate 19% decrease in cattle sales is attributable to the net effect of (i) an approximate 37% decrease in number of head of cattle sold (partially attributable to the Company reducing its cattle head count by 10% in 2000 in anticipation of land sales) and (ii) an approximate 10% increase in the price of cattle. The deteriorated cattle sales margins are attributable to decreased cattle sales coupled with the fixed cost nature of the cattle sales operations. Processes and tasks such as branding, culling, moving, fence repairs, medicine and labor costs are required regardless of sales. Additionally, during 2001, the Company leased previously owned pasture and undertook major fence repairs. Although difficult to predict, the Company anticipates that 2002 annual cattle revenues will approximate 2001 annual cattle revenues.

OTHER REVENUES --

Other revenues experienced no significant change in 2001 as compared to 2000. However, margins for other revenues fell during 2001 as a result of an increase in depreciation expense. The Company anticipates 2002 other revenues to surpass 2001 other revenues due to recovery from September 11th induced downturn.

GENERAL AND ADMINISTRATIVE EXPENSES --

On an overall basis, general and administrative expenses in 2001 remained relatively consistent with 2000. The components of general and administrative expenses for 2001 include salaries and related costs of approximately $522,000; professional fees (legal, auditing and consulting) of approximately $264,000; franchise and other taxes of approximately $127,000; depreciation of approximately $59,000; insurance of approximately $53,000; and other expenses aggregating approximately $243,000. The components of general and administrative expenses for 2000 include salaries and related costs of approximately $536,000; professional fees (legal, auditing and consulting) of approximately $288,000; franchise and other taxes of approximately $155,000; depreciation of approximately $60,000; insurance of approximately $45,000; and other expenses aggregating approximately $173,000.

OTHER INCOME AND EXPENSE --

Interest income has increased substantially as a result of (i) outstanding promissory notes receivable ($9.75 million at December 31, 2001) from Marine Forest Resort, Inc. ("Marine Forest") that accrues interest at U.S. prime rate, at date of issuance, plus one percent and (ii) the Company's high cash balance generated from the March 2000 private placement (see Liquidity and Capital Resources). The weighted average outstanding principal balance for the Marine Notes for 2001 and 2000 was approximately $9.5 million and $2 million respectively. Interest expense increased approximately 86% as a result of outstanding indebtedness ($375,000 at December 31, 2001) to the Company's President that accrues interest at 5% per annum. The average outstanding principal balance for the Company's President's notes for 2001 and 2000 was $355,000 and $63,000, respectively.

At December 31, 2001, in light of the speculative nature of Marine Forest's contemplated development projects among other reasons and in accordance with its compliance with the requirements of SFAS No. 114, the Company has recorded an impairment charge of approximately $7.2 million (see MARINE FOREST in Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

For the years ended December 31, 2001 and 2000, the Company's net cash used in operating activities of approximately $1,260,000 and $1,265,000, respectively, is comprised of the following:

Net income (loss)                             $(1,934,000)       $  8,194,000

Depreciation and amortization                     147,000             121,000

Deferred income taxes                          (1,391,000)            675,000

Impairment charge, Marine Forest                7,200,000

Accrued interest receivable, Marine Forest     (1,054,000)           (210,000)

Gain on sales and disposition of property
  and assets                                   (3,944,000)       (10,418,000)

Changes in operating assets
 and liabilities                                 (284,000)          373,000
                                             --------------     -------------

                                              $(1,260,000)      $ (1,265,000)
                                             ==============     =============

For the years ended December 31, 2001 and 2000, the Company's net cash provided by investing activities of approximately $913,000 and $1,944,000, respectively, is comprised of the following: 2001 2000

                                                   2001                2000

Capital expenditures including
  real estate development                     $(3,165,000)      $ (2,502,000)

Proceeds from sales of property                 4,941,000         11,853,000

Proceeds from notes receivable                  1,087,000            393,000

Advances to Marine Forest                      (1,950,000)        (7,800,000)
                                              ------------      -------------

                                              $   913,000       $  1,944,000
                                              ============      =============

Approximately $2,571,000 of the $3,165,000 of the 2001 capital expenditures was made to progress the Company's Mahukona development endeavors. These expenditures include approximately $1,465,000 for land-clearing, leveling and grading and approximately $1,106,000 for design, engineering and surveying. Increased proceeds from notes receivable are attributable to early mortgage redemptions. During the year ended December 31, 2001, the Company continued to advance Marine Forest monies pursuant to short-term promissory notes (see separate liquidity discussion on pages 25-26).

For the years ended December 31, 2001 and 2000, the Company's net cash provided by financing activities of approximately $108,000 and $7,533,000, respectively, is comprised of the following:

                                                  2001                 2000

Debt proceeds (from President)                 $217,000           $  230,000

Repayment of debt (to President)                (93,000)

Capital contributions                                                 72,000

Debt repayments, net                            (16,000)              (9,000)

Proceeds from stock sales                                          7,240,000
                                               ---------          -----------

                                               $108,000           $7,533,000
                                               =========          ==========

The debt repayments are net of $1,000,000 and $400,000 in 2001 and 2000, respectively, of borrowings (and repayments) pursuant to a $500,000 bank line of credit. At December 31, 2001 and 2000, no borrowings were outstanding against the bank line of credit. In 2002, the bank line of credit was terminated.

In March 2000, the Company raised approximately $7.2 million, net of offering costs, pursuant to a private placement of 146,000 shares (retroactively restated to 438,000 shares to give effect to a February 2002 two hundred percent stock dividend) of its common stock at $50 per share. The proceeds will be used for development of the properties in Hawaii including soft costs of approvals and development (i.e. engineering, architecture, professional fee, etc.), construction, advertising and marketing, offices expense and general working capital purposes.

As of December 31, 2001, the Company has total current assets of approximately $13.1 million and total current liabilities of approximately $1.0 million or a working capital of approximately $12.1 million. As previously discussed, the Company anticipates 2002 revenue levels to be higher than levels experienced during 2001. However, given the Company's anticipated cash requirements to complete the revised Mahukona development project and plans to execute a strategic arrangement with Marine Forest (both discussed below), future capital raising or debt financing activities may be required

In an effort to increase the marketability of the Company's common stock, among other reasons, in February 2002, the Company's board of directors authorized a three-for-one stock split effected in the form of a two hundred percent stock dividend which was distributed on February 15, 2002 to stockholders of record on February 4, 2002.

MAHUKONA DEVELOPMENT

As previously discussed, the events of September 11th had an impact on tourism and hence, temporarily curtailed the Company's development activities. However, the Company believes that the tourist market and the high-end second home market are gradually recovering. In this regard, the Company has resumed its development strategies however it has focused on a revised plan for the 642 acres of land in the North Kohala district of Hawaii Island in the state of Hawaii (known as the Mahukona development project). As previously reported, the plan for this valuable parcel of land was the development of a hotel, 18-hole golf course and resort homes. However, the Company recently hired several consultants, with extensive experience in high-end resort development and marketing, to reassess its development strategy with respect to Mahukona property, the goal of which is to provide the Company guidance in determining an effective development strategy that will optimize the property's economic potential. The preliminary assessment of the consultants for the Mahukona property is the development of an all-inclusive fractional interest club community structured as an undivided interest ("UDI"). A UDI would allow the prospective buyer to use the Mahukona facility plus the eco-ranch lands and would provide an ownership interest in both. A UDI would not allow the prospective buyer to own a specific parcel of land, but only a fraction of each square foot of property. The revised Mahukona development project is subject to further Company and consultant review and analysis that is expected to be completed during the second quarter of 2002.

Based on the preliminary assessment of its consultants, the revised Mahukona development project cost (excluding ongoing costs and maintenance) would be approximately $93 million and completed substantially over a three-year period. Based on information provided by its consultants, the Company anticipates the timing and details of the $93 million to be as follows (in thousands):

                                                    YEAR 1    YEAR 2    YEAR 3

INITIAL INFRASTRUCTURE AND DEVELOPMENT COSTS
Infrastructure (roads, water, sewer, etc.)         $10,000   $10,000   $10,000
Golf course, range, clubhouse, etc.                 10,000    10,000
Tennis complex                                                 1,000
Central lodge facility (lobby, restaurants, etc.)             10,500
Beach club                                                    10,000
Recreational trails/improvements                                 500       500
Ranch Improvements/amenities                           500     2,000     1,000
Club boats / marina improvements                               1,500     1,000
Other amenities/improvements                                   2,000
Entrance/gatehouse                                               500
Design, permits, engineering
 contingency                                         3,075     7,200     2,012
                                                   -------   -------   -------

                                                   $23,575   $55,200   $14,512
                                                   =======   =======   =======

The Company recognizes that its current operations will not be sufficient to fund the cost of Mahukona's development and it may not be successful in future capital raising or debt financing activities. Accordingly, the Company is exploring other financing strategies including, but not limited to, a 50% joint venture with development partners, including, but not limited to, another property development company, a fractional facility management company or private investors.

MARINE FOREST

In 2001, the Company continued (but to a lesser extent than in 2000) to advance funds to Marine Forest, a related Japanese corporation that owns approximately 400 acres of land in Okinawa, Japan, in which it is developing pursuant to a "golf resort" theme. Funding of $1.95 million and $7.8 million in 2001 and 2000, respectively, were used by Marine Forest primarily in the construction of a golf course and related amenities. As previously disclosed in the Company's prior public filings, the Company did not anticipate repayment of these notes in 2001, however it did anticipate interest payments to commence on or about December 31, 2001. However, such interest payments were contingent upon Marine Forest's ability to start the sales of its golf memberships. These sales were postponed and development (construction) activity was temporarily suspended as a result of the events of September 11th.

The Company continues to discuss the possibility of a strategic arrangement with Marine Forest including, but not limited to, the Company acquiring Marine Forest, which Marine Forest has orally agreed to. However, the parties are waiting the completion of the revised Mahukona development plan (expected in the second quarter of 2002) to further its discussion in this regard. Based on its discussion with Marine Forest management, the Company believes that Marine Forest will piggyback the Company's "all-inclusive fractional ownership" concept contemplated for Mahukona

Through December 31, 2001, no interest has been paid to the Company, however management anticipates that all accrued interest receivable (approximately $1.3 million at December 31, 2001) will be reclassified to principal and settled in connection with the parties' contemplated strategic arrangement previously discussed.

At December 31, 2001, in light of the speculative nature of Marine Forest's contemplated development projects among other reasons and in accordance with its compliance with the requirements of SFAS No. 114, the Company has recorded an impairment charge of approximately $7.2 million.

ITEM 7.  Consolidated Financial Statements.


INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Surety Holdings Corp. and Subsidiary

We have audited the accompanying consolidated balance sheet of Surety Holdings Corp. and Subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Surety Holdings Corp. and Subsidiary as of December 31, 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.




                                       /s/ Rothstein, Kass & Company, P.C.


Roseland, New Jersey
March 15, 2002, except for the last paragraph of Note 11, which is as of March 29, 2002

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                                     ASSETS

CURRENT ASSETS
Cash                                                            $    9,908,000
Real estate held for sale, current                                   2,446,000
Other current assets                                                   736,000
                                                                ---------------

Total current assets                                                13,090,000

NOTES RECEIVABLE, less current maturities                            1,787,000

REAL ESTATE HELD FOR SALE                                           36,810,000

NOTES RECEIVABLE AND ACCRUED INTEREST,
   MARINE FOREST RESORT, INC., net of a $7.2
   million allowance for loan losses.                                3,814,000

REAL ESTATE DEVELOPMENT COSTS                                       35,777,000

PROPERTY AND EQUIPMENT, net                                          3,206,000

DEFERRED TAX ASSET                                                   3,520,000
                                                                ---------------

                                                                 $   98,004,000
                                                                ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable, current maturity                                  $      30,000
Notes payable, president, including accrued
  interest of $21,300                                                  375,000
Accounts payable                                                       438,000
Accrued expenses and other current liabilities                         130,000
Income taxes payable                                                     1,000
                                                                ---------------

Total current liabilities                                              974,000
                                                                ---------------

LONG-TERM LIABILITIES,
Notes payable, less current maturity                                   435,000
                                                                ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value,
  200,000,000 shares authorized,
   6,738,000 shares issued and
  outstanding                                                            7,000
Capital in excess of par value                                     101,678,000
Accumulated deficit                                                 (5,090,000)

                                                                ---------------
Total stockholders' equity                                          96,595,000
                                                                ---------------

                                                                $   98,004,000
                                                                ===============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                   2001               2000
                                              -------------        ------------
REVENUES                                       $ 6,831,000         $15,220,000

COST OF REVENUES                                 2,944,000           5,450,000
                                              -------------        ------------

GROSS PROFIT                                     3,887,000           9,770,000

GENERAL AND ADMINISTRATIVE
 EXPENSES                                        1,268,000           1,257,000
                                              -------------        ------------

INCOME FROM OPERATIONS                           2,619,000           8,513,000
                                              -------------        ------------

OTHER INCOME (EXPENSE)
  Interest income                                1,377,000             547,000
  Interest expense                                 (82,000)            (44,000)
  Impairment charge                             (7,200,000)
                                              -------------        ------------

                                                (5,905,000)            503,000
                                              -------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES               (3,286,000)           9,016,000

INCOME TAXES (BENEFIT)                          (1,352,000)             822,000
                                              -------------        ------------

NET INCOME (LOSS)                              $(1,934,000)         $ 8,194,000
                                              =============        ============
NET INCOME (LOSS) PER COMMON
 SHARE, basic and diluted                      $     (0.29)         $      1.23
                                              =============        ============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING, basic and diluted                  6,738,000           6,684,000
                                              =============        ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                            COMMON STOCK         CAPITAL IN                        TOTAL
                                        --------------------     EXCESS OF      ACCUMULATED     STOCKHOLDERS'
                                          SHARES     AMOUNT      PAR VALUE        DEFICIT          EQUITY
                                        ---------    -------   -------------   -------------   -------------
BALANCES, January 1, 2000               6,300,000    $6,000    $ 94,366,000    $(11,350,000)   $ 83,022,000

CAPITAL CONTRIBUTIONS                                                72,000                          72,000

SALES OF COMMON STOCK, net
 of offering costs                        438,000     1,000       7,240,000       7,241,000

NET INCOME                                                                        8,194,000       8,194,000
                                        ---------    ------    -------------   -------------   -------------

BALANCES, December 31, 2000             6,738,000     7,000     101,678,000      (3,156,000)     98,529,000

NET LOSS                                                                         (1,934,000)     (1,934,000)
                                        ---------    ------    -------------   -------------   -------------

BALANCES, December 31, 2001             6,738,000    $7,000    $101,678,000    $ (5,090,000)   $ 96,595,000
                                        =========    ======    ============    =============   =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                       2001            2000
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                               $ (1,934,000)   $  8,194,000
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
  Depreciation and amortization                        147,000         121,000
  Deferred income taxes                             (1,391,000)        675,000
  Impairment charge, Marine Forest Resorts, Inc.     7,200,000
  Accrued interest receivable,
    Marine Forest Resorts, Inc.                     (1,054,000)       (210,000)
  Gain on sales of property                         (3,968,000)    (10,418,000)
  Loss on disposition of property                       10,000
  Loss on sale of notes receivable                      14,000
  Increase (decrease) in cash
   attributable to changes in operating
   assets and liabilities:
  Other current assets                                  (2,000)        103,000
  Accounts payable                                      65,000         210,000
  Accrued expenses and other
   current liabilities                                (221,000)        (67,000)
  Income taxes payable                                (126,000)        127,000
                                                  -------------   -------------

NET CASH USED IN OPERATING ACTIVITIES               (1,260,000)     (1,265,000)
                                                  -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                 (225,000)       (676,000)
  Proceeds from sales of property                    4,941,000      11,853,000
  Real estate development expenditures              (2,940,000)     (1,826,000)
  Proceeds from repayments of notes receivable       1,087,000         393,000
  Advances to Marine Forest Resort, Inc.            (1,950,000)     (7,800,000)
                                                  -------------   -------------

NET CASH PROVIDED BY INVESTING ACTIVITIES              913,000       1,944,000
                                                  -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on mortgage
   notes payable and bank line of credit            (1,016,000)       (409,000)
  Proceeds from bank line of credit                  1,000,000         400,000
  Capital contributions                                                 72,000
  Proceeds from notes payable, president               217,000         230,000
  Payments of notes payable, president                 (93,000)
  Proceeds from sales of common
    stock, net of offering costs                                     7,240,000
                                                  -------------   -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES              108,000       7,533,000
                                                  -------------   -------------

NET INCREASE (DECREASE) IN CASH                       (239,000)      8,212,000

CASH
  Beginning of year                                 10,147,000       1,935,000
                                                  -------------   -------------

  End of year                                     $  9,908,000     $10,147,000
                                                  =============   =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                       2001              2000
                                                     --------        -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION, cash paid during the year for:
  Interest                                           $ 51,000        $   41,000
                                                     ========        ==========
  Income taxes                                       $165,000        $       --
                                                     ========        ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

Equipment financed                                   $ 55,000        $       --
                                                     ========        ==========

 Issuance of notes receivable upon
   sales of property                                 $894,000        $2,291,000
                                                     ========        ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    NATURE OF OPERATIONS

Surety Holdings Corp. and Subsidiary (the "Company") is primarily engaged in the development of a property on 642 acres of land in the North Kohala district of Hawaii Island in the state of Hawaii. This development, referred to as the Mahukona development project (see Note 4), was initially slated to be a hotel, 18-hole golf course and resort homes. However, the Company is exploring other avenues of development for the 642 acres most notably, an all-inclusive fractional interest club community.

The current operations of the Company include the sale of its non-Mahukona development project real estate and other ancillary activities, all of which are not deemed to be the future of the Company's business.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of Surety Holdings Corp. and its wholly-owned subsidiary, Surety Kohala Corporation ("Kohala") (formerly Chalon International of Hawaii, Inc.). All significant intercompany balances and transactions have been eliminated in consolidation.

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

All direct and indirect costs (see Note 4) relating to the Company's Mahukona development project are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects." Such standard requires costs associated with the acquisition, development, and construction of real estate and real estate-related projects to be capitalized as part of that project. The realization of these costs is predicated on the ability of the Company to successfully open and operate Mahukona. The Company allocates capitalized real estate development costs on a specific identification basis. Common costs and amenities are allocated on a relative fair market value basis.

Management believes that the recorded costs associated with real estate held for sale and development costs on the consolidated balance sheet will be recoverable through the sale and development of the properties.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INCOME (LOSS) PER COMMON SHARE

The Company complies with SFAS No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has no securities or other contracts to issue common stock, basic and diluted net income (loss) per common share for the years ended December 31, 2001 and 2000 were the same.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments held by the Company include cash, notes receivable, notes payable and accounts payable. The book value of cash and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The fair values of the notes receivable (excluding the notes receivable from Marine Forest Resort, Inc.- "Marine Forest") and notes payable approximate book values primarily because the contractual interest rates approximate prevailing market rates.

The Company accounts for the notes receivable from Marine Forest (see Note 11) under the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". Under SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires lenders to measure impaired loans based on: (i) the present value of expected future cash flows discounted at the loans' effective interest rate; (ii) the loan's observable market price; or (iii) the fair value of the collateral if the loan is collateral-dependent. An allowance for loan losses is maintained if the measure of an impaired loan is less than its recorded investment. Adjustments to the allowance are made through corresponding charges or credits to the provision for loan losses.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141, "Business Combinations, " and 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of goodwill separate from other intangible assets. Under the provisions of SFAS No. 142, which is effective for fiscal years beginning after December 15, 2001, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement will be effective for fiscal years beginning after December 15, 2001. This statement establishes a single accounting model, based upon the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", for long-lived assets to be disposed of by sale and to address significant implementation issues.

The Company is in the process of assessing the impact of the adoption of these statements on its consolidated financial position, results of operations and cash flows.

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

RECLASSIFICATIONS AND RESTATEMENTS

Certain 2000 amounts have been reclassified to conform to the 2001 presentation. Stockholders' equity has been restated to give retroactive recognition to a February 2002 stock split (see Note 7).

3.    NOTES RECEIVABLE

At December 31, 2001, the Company had notes receivable aggregating approximately $2,395,000. The notes bear interest at rates ranging from 7% to 8% per annum, mature on various dates through 2011 and are collateralized by real property.

Approximate maturities of notes receivable subsequent to December 31, 2001 are as follows:

    YEAR ENDING DECEMBER 31,
         2002                                                    $ 608,000
         2003                                                       28,000
         2004                                                       30,000
         2005                                                      760,000
         2006                                                      914,000
       Thereafter                                                   55,000
                                                                ----------

                                                                $2,395,000
                                                                ==========

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    REAL ESTATE DEVELOPMENT COSTS

At December 31, 2001, real estate development costs, attributed primarily to the Company's Mahukona development project, consist of the following:

    Land and land acquisition costs                            $23,896,000
    Planning and studies                                         1,873,000
    Engineering and architectural                                  551,000
    Infrastructure                                               5,956,000
    Professional and consulting fees                             2,105,000
    Other                                                        1,396,000
                                                               -----------

                                                               $35,777,000
                                                               ===========

5.    PROPERTY AND EQUIPMENT

At December 31, 2001, property and equipment consist of the following:

    Land                                                        $1,550,000
    Buildings and improvements                                   1,892,000
    Livestock                                                      764,000
    Orchard                                                        300,000
    Machinery, equipment and other                                 571,000
                                                                ----------
                                                                 5,077,000
    Less accumulated depreciation
       and amortization                                          1,871,000
                                                                ----------

                                                                $3,206,000
                                                                ==========

6.    NOTES PAYABLE AND CREDIT FACILITY

The Company has a mortgage note, which is collateralized by certain property and is payable in monthly installments of principal and interest through 2019. The mortgage note bears interest based on an adjustable rate (7.75% at December 31, 2001), not to exceed 15%, adjusted annually.

In 2001, the Company entered into two note agreements to finance the purchase of two vehicles used in connection with the Company's Mahukona project. These notes bear interest at 8.5% and are payable in monthly installments aggregating approximately $2,000 through August 2004.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   NOTES PAYABLE AND CREDIT FACILITY (CONTINUED)

Approximate aggregate future required principal payments on these notes at December 31, 2001 are as follows:

    YEAR ENDING DECEMBER 31,
         2002                                                     $ 30,000
         2003                                                       34,000
         2004                                                       29,000
         2005                                                       17,000
         2006                                                       18,000
       Thereafter                                                  337,000
                                                                  --------

                                                                  $465,000
                                                                  --------

In addition, the Company had a $500,000 bank line of credit, which bore interest at the U.S. prime rate (4.75% at December 31, 2001) plus 2%. At December 31, 2001, there were no borrowings against the bank line of credit. In 2002, the bank line of credit was terminated.

7.    STOCKHOLDERS' EQUITY (INCLUDING SUBSEQUENT EVENT)

In March 2000, the Company raised approximately $7.2 million, net of offering costs, pursuant to a private placement of 146,000 shares (retroactively restated to 438,000 shares -- see next paragraph) of its common stock at $50 per share.

In February 2002, the Company's board of directors authorized a three-for-one stock split effected in the form of a 200 percent stock dividend which was distributed on February 15, 2002 to stockholders of record on February 4, 2002. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from capital in excess of par value to common stock the par value of the additional shares arising from the split. In addition, all references in the consolidated financial statements to number of shares and per share amounts have been restated.

8.    NON-CANCELABLE OPERATING LEASES

The Company leases certain parcels of land to tenants, which are used primarily for agricultural purposes, under noncancelable operating leases expiring through 2028. Rental income under these operating leases and month-to-month arrangements was approximately $346,000 and $336,000 for the years ended December 31, 2001 and 2000, respectively. Approximate minimum rentals under the operating leases, excluding renewal options, are as follows:

    YEAR ENDING DECEMBER 31,
         2002                                                      $63,000
         2003                                                       60,000
         2004                                                       44,000
         2005                                                       44,000
         2006                                                       42,000
       Thereafter                                                  377,000
                                                                  --------

                                                                  $630,000
                                                                  ========

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.    INCOME TAXES

At December 31, 2001, the Company's deferred income tax asset is comprised of the tax benefit associated with the following items based on the statutory tax rates currently in effect:

    Net operating loss carryforwards                             $472,000

    Tax credits                                                   172,000

    Difference between financial
      and tax bases of assets                                    2,876,000
                                                                ----------

                                                                $3,520,000
                                                                ==========

The provision for income taxes (benefit) in the accompanying consolidated statements of operations consisted of the following for the years ended December 31, 2001 and 2000:

                                                2001               2000

    CURRENT, federal                       $     45,000      $     147,000
                                           ------------      -------------

    DEFERRED
         Federal                            (1,195,000)            555,000
         State                                (202,000)            120,000
                                           ------------      -------------

                                            (1,397,000)            675,000
                                           ------------      -------------

                                           $(1,352,000)      $     822,000
                                           ============      =============

The following table reconciles the federal statutory income tax rate to the Company's effective tax rate for the years ended December 31, 2001 and 2000:

                                                            2001      2000

    Provision for income taxes
     at the federal statutory rate                         (34%)       34%

    State income tax,
     net of federal tax benefit                             (6)         6

    Effect of change in
     valuation allowance                                              (31)

    Other                                                   (1)
                                                          ------     -----

                                                           (41%)       9%
                                                          ======     =====

At December 31, 2001, the Company had net operating loss carryforwards of approximately $1.2 million available to offset future income subject to tax. The net operating loss carryforwards expire through 2021.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   COMMITMENTS AND CONTINGENCIES

The prior approvals obtained for the Mahukona development project are conditional; that is, each approval is subject to various conditions of approval. Certain of these conditions of approval contain time limits or financial compliance requirements, which if not met, may ultimately result in legislative and/or administrative actions to void or revoke the prior approvals. The effect of such adverse actions would be to return the land entitlements to the former zoning, or more appropriate zoning as determined by the County of Hawaii. The Company believes that it has continued to maintain the prior approvals through compliance with all applicable conditions. In the future, however, the Company may not be able to maintain compliance with all applicable conditions.

The Company has entered into various consulting agreements for investment banking, project development and other services .

The Company is involved in certain legal actions that arose in the normal course of business. In the opinion of the Company's management, the resolution of these matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

11.   RELATED PARTY TRANSACTIONS

PRESIDENT

During 2001 and 2000, the Company's President advanced the Company $217,000 and $230,000, respectively, pursuant to one-year, 5% promissory notes. During 2001, the Company repaid the President $93,000. Related interest expense for 2001 and 2000 is approximately $18,000 and $3,000, respectively.

MARINE FOREST RESORT, INC. ("MARINE FOREST")

Pursuant to uncollateralized promissory notes, the Company advanced Marine Forest, a related Japanese corporation that owns approximately 400 acres of land in Okinawa, Japan, $9.75 million. The notes bear interest at the U.S. prime rate, at date of issuance, plus one percent. Under their original terms, the notes were due six months after date of issuance, extended an additional six months and subsequently extended to December 31, 2002, as a concession to Marine Forest to advance Marine Forest's development projects. In connection therewith, the Company continues to discuss the possibility of a strategic arrangement with Marine Forest, including the Company acquiring Marine Forest. However, the parties are waiting the completion of the revised Mahukona development plan (expected in the second quarter of 2002) to further its discussion in this regard. Related interest income for 2001 and 2000 is approximately $1,054,000 and $210,000, respectively. Through December 31, 2001, no interest has been paid, however management anticipates that all accrued interest receivable will be reclassified to principal and settled in connection with the parties' contemplated strategic arrangement.

At December 31, 2001, in light of the speculative nature of Marine Forest's contemplated development projects among other reasons and in accordance with its compliance with the requirements of SFAS No. 114, the Company recorded an impairment charge of approximately $7.2 million.

OTHER

During 2001 and 2000, the Company rented properties to related individuals for aggregate annual rentals of $49,000 and $30,000, respectively.

Subsequent to December 31, 2001, the Company sold property and improvements thereon to Kohala's President for approximately $575,000.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.   SEGMENT REPORTING

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

Operating results, by segment, for the years ended December 31, 2001 and 2000 are as follows (in thousands):

                                                        2001

                                        Real Estate                Cattle
                                          Sales        Rental      Sales      Other      Corporate        Total
                                         -------       ------      ------     -------     ---------      ---------
 Total revenues                          $ 5,835       $ 346       $ 393       $ 257      $     --        $ 6,831
 Total cost of revenues                    2,362         130         219         233                        2,944
                                         -------       ------      ------     -------     ---------      ---------

 Segment profit                            3,473         216         174          24                        3,887
 General and administrative expenses                                                        (1,268)        (1,268)
 Interest income, net                                                                        1,295          1,295
 Impairment charge                                                                          (7,200)        (7,200)
 Deferred tax benefit                                                                        1,352          1,352
                                         -------       ------      ------     -------     ---------      ---------

 Net income (loss)                       $ 3,473       $ 216       $ 174       $  24      $ (5,821)       $(1,934)
                                         =======       ======      ======     =======     =========      =========

 Total assets                            $41,651       $  58       $ 110      $1,033      $ 55,152        $98,004
                                         =======       ======      ======     =======     =========      =========

 Capital expenditures                    $    --       $   7       $  87       $  71      $  3,000        $ 3,165
                                         =======       ======      ======     =======     =========      =========

 Depreciation and amortization           $    --       $   6       $  14       $  68      $     59        $   147
                                         =======       ======      ======     =======     =========      =========

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.   SEGMENT REPORTING (CONTINUED)

                                      2000

                                       Real Estate                Cattle
                                          Sales        Rental      Sales       Other     Corporate         Total
                                         -------       ------      ------     -------     ---------      ---------
 Total revenues                          $14,145       $  336       $488        $251       $    --       $ 15,220
 Total cost of revenues                    4,954          133        163         200                        5,450
                                         -------       ------      ------     -------     ---------      ---------

 Segment profit                            9,191          203        325          51                        9,770
 General and administrative expenses                                                        (1,257)        (1,257)
 Interest income, net                                                                          503            503
 Income taxes                                                                                 (822)          (822)
                                         -------       ------      ------     -------     ---------      ---------

 Net income (loss)                       $ 9,191       $  203       $325        $ 51       $(1,576)      $  8,194
                                         =======       ======      ======     =======     =========      =========

 Total assets                            $42,929       $1,979       $ 37        $119       $54,994       $100,058
                                         =======       ======      ======     =======     =========      =========

 Captial expenditures                    $    --       $    7       $  4        $420       $ 2,071       $  2,502
                                         =======       ======      ======     =======     =========      =========

 Depreciaton and amortization            $    --       $   10       $  5        $ 46       $    60       $    121
                                         =======       ======      ======     =======     =========      =========

Included in corporate total assets at December 31, 2001 and 2000 is real estate development costs attributed primarily to the Mahukona development project of approximately $35.8 million and $32.8 million, respectively (see Note 4).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE. None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

         The following table sets forth certain information with respect to executive officers and directors of the Company and its subsidiary as of December 31,2001.

Name                    Age       Position Held
----                    ---       -------------
Yoshihiro Kamon          39       President and sole Director of Surety

Howard R. Knapp          55       Chief Financial Officer of Surety
850 Fort Plains Road
Howell, NJ 07731

Masahiro Kume            41       Chairman, Pres. And Director of
66-1309 W. Ko Uka Court           Surety Kohala
Waimee, HI 96743, USA

Michael Gomes            53       1st Vice President of Surety Kohala
PO Box 562
Kapaau, HI 96775 USA

Duana Kanuha             53       2nd Vice President of Surety Kohala
PO Box 6532
Hilo, HI 96721

Herman Fernandez         38       Secretary and Treasurer of Surety
                                  Kohala

YOSHIHIRO KAMON. Mr. Kamon holds a B.A. degree in economics from Konan University. In addition to being the President and sole Director of the Company, Mr. Kamon has served, from 1996 to 1999, as the Executive Senior Vice President of Surety Kohala and Executive Director of Chalon Corporation, in which positions he was responsible for general business administration, finance planning, budgeting, negotiations with commercial banks and property management. From 1988 to 1996, he was a director of Chalon Corporation and Special Assistant to Shoichi Kamon, Chairman and President of Chalon Corporation. From 1988 to 1999, Mr. Kamon was the President of Surety Kohala, responsible for management of Surety Kohala's property on the Island of Hawaii. He was also the Director of the Shanghai International Airport Hotel and restaurant and a Director of Chalon Hong Kong from 1986 to 1996. Mr. Kamon is the brother-in-law of Mr. Kume.

HOWARD R. KNAPP. Having joined the Company in January 1999, Mr. Knapp has served as the Company's Chief Financial Officer since January, 2000. From June 1998 to January 1999, Mr. Knapp served in the Operations Department of Barron Chase. Mr. Knapp served as Senior Vice President of Meridian Equities Company from 1996 to July 1998. Previously, Mr. Knapp worked in the securities industry for over 30 years in various corporations, including trader, bank manager and principal in various offices. Mr. Knapp received a B.S. degree in economics from St. Peter's College in 1974.

MASAHIRO KUME. Mr. Kume joined Chalon Restaurants Corp. in 1979 and in 1989 he became special assistant of Shoichi Kamon, Chairman and CEO of Chalon Group. Mr. Kume has been involved in the development and management of Chalon Group's resort projects, and is presently involved in the development of a networking system for integrated resort management. In 1995 Mr. Kume was appointed a director of Chalon Corp., Inc., a Japanese corporation, which operates approximately 40 restaurants, 5 hotels and a resort facility, and was appointed Chairman of Board of Surety Kohala in December 1999 and President in April, 2001. From 1990 to 1995 Mr. Kume was the Manager of the Division

Development Division of Chalon International (Japan). Mr. Kume is the brother-in-law of Mr. Yoshihio Kamon.

MICHAEL GOMES. Mr. Gomes was born in and is a lifetime resident of Kohala, Hawaii. He was employed by the Mauna Lani Resort as a project manager before joining Surety Kohala in 1990. He was appointed First Vice President of Surety Kohala in December, 1999.

DUANE KANUHA. Mr. Kanuha was the former Planning Director of county of Hawaii and has extensive working experience in governmental entities in the State of Hawaii. From 1992 to the present Mr. Kanuha has been employed by Surety Kohala. He was appointed Second Vice President of Surety Kohala in December, 1999.

HERMANN FERNANDEZ. Mr. Fernandez joined Surety Kohala in 1989, and has served as its Chief Financial Officer. Mr. Fernandez has a BS Degree in accounting from the University of Washington and was employed by the United States Internal Revenue before joining Surety Kohala. He was appointed as Secretary and Treasurer in December, 1999.

Yoshihiro Kamon has not filed a report pursuant to Section 16(a) of the Exchange Act.

The Company does not have any employment agreements with its executive officers.

ITEM 10. EXECUTIVE COMPENSATION.

The table below summarizes the compensation awarded to, earned by or paid to the named executive officer for services rendered to the Company in all capacities for the years ended December 31, 2001, 2000,1999 by each person serving as the Company's Executive Officers in the years ended December 31, 2001, 2000, 1999.


                                                      Long Term
                                                    Compensatsion
                                                       Awards
                                                     Securities
                             Annual Compensation     Underlying
                             --------------------   Options/SARs
Name               Year      Salary($)   Bonus($)        #
----               ----      ---------   --------   ------------
Yoshihiro Kamon    2001          0
                   2000          0
                   1999          0

Masahiro Kume      2001      $118,200
                   2000      $118,200
                   1999          0

Hermann Fernandez  2001      $ 62,904
                   2000      $ 62,904
                   1999      $ 62,904

Mike Gomes         2001      $ 72,960
                   2000      $ 72,960
                   1999      $ 72,960

Duane Kanuha       2001      $ 88,224
                   2000      $ 88,224
                   1999      $ 88,224

Kengo Aso          2001          0
                   2000          0
                   1999          0

Howard R. Knapp    2001          0
                   2000          0
                   1999          0

Currently compensation remains at the same rate, but may change in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information regarding the beneficial ownership, as defined in applicable regulations, of our common stock as of December 31, 2001, by the following individuals or groups: each person or entity who is known by us to own beneficially more than 5% of our outstanding stock; each of the Named Executive Officers; each director of the Company; and, all directors and executive officers as a group. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.

Name of                     No. of Shares          Percentage
Owner                   Beneficially owned(2)       of Class
-------                 ---------------------      ----------
Yoshihiro Kamon(1)           6,270,000                  93
1-608 2572 Shinohara
Kohoku
Yokohama, 2220026 Japan

Mahukona Holdings Corp(1)    6,270,000                  93
1-608 2572 Shinohara
Kohoku
Yokohama, 2220026 Japan

Directors/Officers           6,270,000                  93
7 as a group


(1) Yoshihiro Kamon individually owns 270,000 shares (2) directly and by virtue of his ownership interest in Mahukona Holdings Corp. may be deemed to be the beneficial owner of

6,000,000 shares (2) owned by Mahukona Holdings Corp.

(2) Retroactively restated to give effect to a February 2002 two hundred percent (200%) stock dividend.

Yoshihiro Kamon and his immediate family directly and indirectly maintain voting control of Mahukona Holdings Corp.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In October 1998, Yoshihiro Kamon acquired 90% of the issued and outstanding shares of the Company from a shareholder in exchange for $150,000. Thereafter in September, 1999, the Company entered into an Agreement and Plan of Merger and Reorganization, with Surety Kohala ., a Hawaii corporation ("Surety Kohala"), whereby Surety Kohala would be merged into a subsidiary of SURETY HOLDINGS CORP., and become a subsidiary of Surety. The Company issued two million shares of its common stock, $.001 par value, to Mahukona Holdings Corp.., the shareholder of Surety Kohala, as and for the consideration for this acquisition. The Articles of Merger were filed with the Secretary of State of Hawaii on December 29, 1999. Yoshihiro Kamon, President and Chairman of the Company, is a 12% shareholder of Chalon Corp. and owns 50% of Kamon Corp. which owns 66% of Chalon Corp. Mr. Kamon was President of Surety Kohala from 1988 to 1999, and was Executive Director and Vice President of Chalon Corp. from 1988 to 1999. Masahiro Kume, Chairman of Surety Kohala, is Mr. Kamon's brother-in law.

         During 2001 and 2000, the Company's President advanced the Company $217,000 and $230,000, respectively, pursuant to one-year, 5% promissory notes. During 2001, the Company repaid the President $93,000. Related interest expense for 2001 and 2000 is approximately $18,000 and $3,000 respectively.

Conflicts

         Certain Officers, directors and shareholders of Surety Holdings Corp. and Surety Kohala Corporation may also be officers directors and shareholders of other companies with which Surety does business or that engage in the same business as Surety. Moreover, other companies may have entered into contracts, agreements, arrangements or otherwise do business with Surety which would benefit certain of Surety's officers, directors and/or shareholders.

         Yoshihiro Kamon and his immediate family directly and indirectly own 40% of Marine Forest Resort, Inc. Although individuals and/or entities which are related to Surety own directly or indirectly 40% of Marine Forest Resort, Inc., the balance of Marine Forest i.e., 60% is owned by non-related parties.

         Pursuant to uncollateralized promissory notes, the Company advanced Marine Forest Resort, Inc. ("Marine Forest"), a related Japanese corporation that owns approximately 400 acres of land in Okinawa, Japan, $9.75 million. The notes bear interest at the U.S. prime rate, at date of issuance, plus one percent. Under their original terms, the notes were due six months after date of issuance. However, all notes were extended an additional six months and subsequently extended to December 31, 2002, as a concession to Marine Forest to advance Marine Forest's development projects. In connection therewith, the Company continues to discuss the possibility of a strategic arrangement with Marine Forest, including the Company acquiring Marine Forest. However, the parties are waiting the completion of the revised Mahukona development plan (expected in the second quarter of 2002) to further its discussion in this regard. Related interest income for 2001 and 2000 is approximately $1,054,000 and $210,000, respectively. Through December 31, 2001, no interest has been paid, however, management anticipates that all accrued interest receivable will be reclassified to principal and settled in connection with the parties' contemplated strategic arrangements.

         At December 31, 2001, in light of the speculative nature of Marine Forest's contemplated development projects among other reasons and in accordance with its compliance with the requirements of SFAS No. 114, the Company recorded an impairment charge of approximately $7.2 million.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         None