Form 10KSB/A
period 2001-12-31
SURETY HOLDINGS CORP
filed 2002-05-03
CIK 1119135

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days [x] yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A [ ]

                         The issuer's revenues for the
                     most recent fiscal year was $6,831,000

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

         There is of course no assurance that the project can or will be completed at the estimate cost, which is based on many variables which can and will change. In order to complete the project, the Company will, in the future be required to obtain financing and there can be no assurance that the Company will be able to obtain financing. In addition, the terms and conditions of such financing are unknown as is the impact of such financing on the Company.

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

         In addition to other information in this Annual Report on Form 10-KSB/A, the following important factors should be carefully considered in evaluating the company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

WE HAVE A VERY SHORT OPERATING HISTORY.

         Although we were originally incorporated in 1995, our present operations were only recently acquired in December 1999. Prior thereto, we had no other operations. For the most part, our operating subsidiary has limited operating histories Accordingly, we have a limited operating history upon which you can evaluate our business and prospects. Our historical data is of limited value in projecting future operating results. You must consider our business in light of the risks, expenses and problems frequently encountered by companies with a limited operating history.

OUR FUTURE REVENUES ARE UNPREDICTABLE AND OUR FINANCIAL RESULTS MAY FLUCTUATE.

         Our limited financial data is not reliable as a basis upon which to predict our future revenues or operating expenses for a number of reasons, including our limited operating history and the developing nature of our operating subsidiary. Our financial results may fluctuate significantly because of numerous factors, many of which are beyond our control, including specific economic conditions relating to real estate development.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE.

         We will depend upon future revenues from operations, if any, and borrowings, if any, under credit facilities to meet our operating and capital expenditure requirements and fund any losses that may occur during the course of our expansion and development activities. There is no assurance that any additional financing will be available on commercially attractive terms, in timely fashion, in sufficient amounts, or at all. If additional funds are required but are unavailable, we would be unable to complete our business development as planned and our business and financial condition would be seriously adversely affected if we were unable to raise additional funds on acceptable terms, in timely fashion, or at all.

         If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our Company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our ordinary shares.

THE PRICE OF OUR SECURITIES MAY BE HIGHLY VOLATILE.

         The stock markets have experienced and are likely to continue to experience, significant price and volume fluctuations. This could result in sharp decreases in the price of the securities no matter how well or poorly we perform. The trading price of our securities could also fluctuate significantly in response to fluctuations in quarterly operating results, failures to meet analysts' expectations and other factors.

SALES OF OUR SECURITIES MAY ADVERSELY AFFECT MARKET PRICE.

         The market price of our securities could drop as a result of sales of substantial amounts of our shares in the public market or the perception that such sales may occur. These factors could also make it more difficult for us to raise funds through future offerings of stock.

OUR SECURITIES HAVE A LIMITED PRIOR MARKET.

         There has been a limited public market for our common stock on the "Over-the-Counter Bulletin Board".

MANAGEMENT HAS CONTROL OVER US.

         The   President   and  Sole   Director   owns  directly  or  indirectly
approximately 93% of the outstanding shares of our common stock. Accordingly, this individual possesses control over our operations, election to the board of directors and other matters involving shareholder approval. This individual is able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

RISKS OF DEVELOPMENT.

         GENERAL RISKS. Our investments are subject to the risks generally incident to the development and ownership of real property, including properties under construction as well as undeveloped real property. These include the possibility that sufficient cash will not be generated from operations to meet fixed obligations; changes in costs of construction or development; adverse changes in national economic conditions, such as restricted availability of financing, a decline in the home and adverse changes in local market conditions due to changes in local economic conditions and neighborhood characteristics; the need for unanticipated improvements or unanticipated expenditures in connection with environmental matters, changes in real estate tax rates and other operating expenses and adverse changes in laws, governmental rules and fiscal policies; the need to obtain the agreements of third parties in respect of the development of the property; acts of God, including floods, fire and hurricanes )which may result in uninsured losses); environmental and waste hazards; and other factors which are beyond the control of the Company.

         Real estate ownership and development is subject to unexpected increases in costs. Funds necessary to meet unbudgeted contingencies generally will come from short-term borrowings, as there can be no assurance as to the adequacy of revenues, if any. It is not likely that our operations will generate sufficient revenue to cover operating expenses and meet required payments on debt obligations. The opportunities for sale, and the profitability of any sale, will be subject to the risk of adverse changes in real estate market conditions.

         Our real estate activities may be adversely affected by possible changes in the tax laws including changes which may have an adverse effect on real estate development.

         DEVELOPMENT OF BUSINESS. Our business is related to development of land for resort and residential uses. The value of the property may be affected by changes in the overall demand for the propose development. In particular, changes in demand could result from higher interest rates or the unavailability of personal mortgage financing on advantageous terms or from inflation, recessions or other economic conditions which reduce the utilization of, and demand for, housing (which in turn reduces the demand for developed parcels of land). Any sharp rise in interest rates or downturn in the national economy or the local economy could affect our business's profitability and the sale and development of the property. Such factors have tended to be cyclical in nature. Sales of individual housing lots for middle-income housing, may be affected adversely by such factors to a greater extent than sales of other products. Other factors that could affect our business include the availability of construction materials and labor and changes in the costs thereof and the overall availability of land for development of similar projects and changes in the prices thereof. Our success may be affected by competition from other projects of a similar business.

         Our business is not diversified as it will invest in any other property.

         UNDEVELOPED LAND. The real property to be owned by us consists of undeveloped land to be developed as a result and golf course, with a portion to be subdivided and sold as lots for land which has yet to be developed involves more risk than the purchase and ownership of completed properties due to the risk of development and construction. Such undeveloped land will not produce operating cash revenues in the near term; nonetheless, our business will have certain fixed obligations with respect to such property, such as debt service obligations with respect to such property, real estate taxes, utility connection fees, insurance and other obligations, that will be due and payable. The ability of our business to meet such obligations as well as the continued maintenance of undeveloped property will depend upon reserves, if any, and cash receipts, if any, and the ability to borrow or otherwise raise capital.

         At present, we have obtained only certain zoning approvals required to develop the property as contemplated herein; however, additional approvals are required, including but not limited to approval of an environmental assessment and a permit to permit use of state lands, and no permits or approvals for platting or building have been obtained to begin development and construction on the property. There can be no assurance that we will be successful in obtaining all necessary permits and approvals.

         In addition, we anticipate incurring indebtedness to finance the costs of development. Development of such properties is expected to take place over several years, and there can be no assurance that financing will be available or that any such financing will be available on favorable terms.

         LITIGATION. Approvals and permits previously received by Surety Kohala have been challenged in legal proceedings brought by a citizens group, and it is anticipated that future permits or approvals will be challenged by these objectors. There can be no assurance that litigation will be favorably resolved. An adverse outcome of such litigation will adversely impact the Company's development plans.

         COSTS OF COMPLIANCE. In connection with obtaining approvals from regulatory authorities, we will be required to make significant improvements such as roads, curbs, water and sewer lines, and to dedicate property for public use and to make other concessions. The ability to continue our development activities may be adversely affected in material respects by restrictions and regulations that may be imposed by regulatory authorities because of, among other things, inadequate public facilities, such as sewers, water and other utilities, and by local opposition to continued growth. Such restrictions may include limitations or moratoria on construction of housing units or other developments for certain periods, or until additional public facilities are constructed, and may be imposed by regulatory authorities or otherwise.

         To varying degrees, certain permits and approvals which we have not yet obtained will be necessary to complete the development of the property. We have no assurance that permits currently under consideration or to be applied for in the future which are required for the development as contemplated by us will be granted. The continued effectiveness of permits already granted is also subject to factors such as changes in policies, rules and regulations and their interpretation and application. Compliance with such conditions will require us to expend significant sums of money. Necessary approvals or permits or rejection of submitted plans could result in an inability to develop the affected property as originally planned which would result in a loss of market value of the property, or a failure of such market value to increase.

RISKS OF OPERATION.

         GENERAL. There is no guarantee that we will be successful in the development, improvement and subdivision of the property and/or if successful that that business will be successful. The operation of the property may be adversely affected by future developments in such diverse areas as the availability of utilities, increases costs of improvements to be installed, other competing resort or residential developments, interest expenses and decline in house prices and the economy in general. Actual expenses to be incurred in the development of the property will vary from the amounts anticipated due to factors and circumstances beyond our control. Those factors include, but are not limited to, the rate of inflation, changes in the economy, fluctuation in prices of commodities and services, utilities and labor and the possible necessity for making repairs and improvements by reason of known and unknown conditions. In the event of any or all of the foregoing, our operations may be adversely affected.

         RISKS INHERENT WITH CONSTRUCTION OF IMPROVEMENTS. We will be responsible for all costs of site preparation, improvements, construction and all expenses in connection with the property acquisition and financing. Any construction is subject to substantial risks with relation to cost over-runs, labor disturbances, unanticipated delays due to weather or other matters, problems with subcontractors, delays from municipal or other governmental authorities, defective workmanship, and fire or other damage to the construction site. The above is not inclusive of all possible risks that may occur during construction. Any additional costs of construction will be our responsibility. The above risks or any unforeseen risks may materially and adversely affect the construction and operation of the property.

         NEED FOR FINANCING. We will require financing before we can commence improvements to the property. There can be no assurance that the business will be able to obtain funds, which are required to install the improvements and complete the development as contemplated and described herein.

         NON-EXCLUSIVE MANAGEMENT. The profitability and success of the business will depend in large part upon the management of the property. Management will be obligated to devote only such time as in its sole discretion, it deems necessary to the management of the property. Management is permitted to engage in activities other than management of the property regardless of whether said activities compete with those of our business, including, without limitation, acting as administrator, manager, general partner or owner in similar businesses assembled to hold competing properties.

         CAPITAL REQUIREMENTS OF THE PROPERTY. The business will not generate sufficient cash flow to meet those ongoing requirements which are presently anticipated.

         NO MARKET STUDY. Investors must make an investment decision without the benefit of market studies. Also, there is no guarantee or assurance that the property can or will be sold at the value ascribed to the property in the financial information included herein.

WE HAVE INCURRED NET LOSSES AND ACCUMULATED DEFICIT TO DATE.

         For the year ended December 31, 2001 Surety has net losses of $1,934,000. As of December 31, 2001, and at December 31, 2001, our accumulated deficit totaled $5,090,000. Like any business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks. There can be no assurance that we will successfully implement our business plan in a timely or effective manner.

THE COMPETITION WE FACE FROM ESTABLISHED BUSINESS MAY ADVERSELY AFFECT OUR REVENUE AND PROFITABILITY.

         We encounter intense competition in all aspects of our business, and we expect this competition to increase.. Our competitors have longer operating histories and significantly greater financial, technical and marketing resources than us. Many current and potential competitors also have greater name recognition and extensive customer bases. Moreover, current and potential competitors have established and may establish future cooperative relationships among themselves and with third parties to enhance their product services. Consequently, new competitors or alliances may emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures faced by us will not harm our business or intended business.

THERE IS NO ASSURANCE THAT AN ACTIVE PUBLIC TRADING MARKET WILL DEVELOP.

         There has been an extremely limited public trading market for the company's Common Stock. There can be no assurances that a public trading market for the Common Stock will develop or that a public trading market, if developed, will be sustained. If for any reason a public trading market does not develop, purchasers of the shares of Common Stock may have difficulty in selling their securities should they desire to do so.

"PENNY STOCK" REGULARIONS MAY IMPOSE CERTAIN RESTSRICTIONS ON THE MARKETABILITY OF OUR SECURITIES.

         The securities and Exchange commission (the "Commission") has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share, subject to certain exceptions. The Company's Common Stock is presently subject to these regulations which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase.
Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and he broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's securities and may negatively affect the ability of purchasers of the Company's shares of Common Stock to sell such securities.

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


Item 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL OVERVIEW

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of the Company. Such consolidated financial statements and information have been prepared to reflect the Company's consolidated financial position as of December 31, 2001 and 2000.

         Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 17A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect", "intend", "anticipate," "estimate," "prospects" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Information concerning the Company and its business, including the risks faced by us described in the "Business" section starting on page 3 could materially affect the Company's financial results.


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