Form 10QSB
period 2002-03-31
SURETY HOLDINGS CORP
filed 2002-05-15
CIK 1119135

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002


( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to

     Commission File No. 0-32331

                              SURETY HOLDINGS CORP.
      ---------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                  Delaware                                   52-2229054
   -------------------------------                       -----------------------
   State of other jurisdiction of                        (IRS Employer
   incorporation or organization                         Identification No.)

                              850 Fort Plains Road
                            Howell, New Jersey 07731
           ----------------------------------------------------------
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

   (1)   YES    X     NO                  (2)   YES    X     NO
               ---      ---                           ---      ---

   State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

                           6,738,000 - - May 15, 2002

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                                      INDEX

                                                                                                   PAGE
Part I - Financial Information

          Item 1 - Condensed Consolidated Financial Statements

               Balance Sheet as of March 31, 2002                                                     1

               Statements of Income for Three Months Ended March 31, 2002 and 2001                    2

               Statements of Cash Flows for Three Months Ended March 31, 2002 and 2001                3

               Notes to the Financial Statements                                                    4-7

          Item 2 - Management's Discussion and Analysis or Plan of Operation                       8-14

Part II - Other Information

          Item 1 - Legal Proceedings                                                                 15

          Item 2 - Change in Securities                                                              15

          Item 3 - Defaults Upon Senior Securities                                                   15

          Item 4 - Submission of Matters to a Vote of Security Holders                               15

          Item 5 - Other Information                                                                 15

          Item 6 - Exhibits and Reports on Form 8-K                                                  15

          SIGNATURE                                                                                  16

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)

          ASSETS

CURRENT ASSETS
  Cash                                                           $  10,312,000
  Real estate held for sale, current                                 2,438,000
  Other current assets                                                 182,000
                                                                 -------------
      Total current assets                                          12,932,000

NOTES RECEIVABLE, less current maturities                            1,537,000

REAL ESTATE HELD FOR SALE                                           36,704,000

NOTES RECEIVABLE AND ACCRUED INTEREST,
   MARINE FOREST RESORT, INC., net of a $7.2
   million allowance for loan losses.                                3,814,000

REAL ESTATE DEVELOPMENT COSTS                                       36,164,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  and amortization of $1,909,000                                     3,195,000

DEFERRED TAX ASSET                                                   3,475,000
                                                                 -------------

                                                                 $  97,821,000
                                                                 =============




                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable, current maturity                                $      30,000
  Notes payable, president, including accrued
    interest of $3,600                                                 224,000
  Accounts payable                                                     253,000
  Accrued expenses and other current liabilities                       143,000
                                                                 -------------
      Total current liabilities                                        650,000
                                                                 -------------

LONG-TERM LIABILITIES,
Notes payable, less current maturity                                   428,000
                                                                 -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value,
    200,000,000 shares authorized,
    6,738,000 shares issued and
    outstanding                                                          7,000
  Capital in excess of par value                                   101,678,000
  Accumulated deficit                                               (4,942,000)
                                                                 -------------
      Total stockholders' equity                                    96,743,000
                                                                 -------------

                                                                 $  97,821,000
                                                                 =============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                   2002                2001
                                              -------------       -------------

REVENUES                                      $     945,000       $     275,000


COST OF REVENUES                                    415,000             159,000
                                              -------------       -------------

GROSS PROFIT                                        530,000             116,000

GENERAL AND ADMINISTRATIVE
 EXPENSES                                           394,000            391,000
                                              -------------       -------------

INCOME (LOSS) FROM OPERATIONS                       136,000            (275,000)
                                              -------------       -------------

OTHER INCOME (EXPENSE)
  Interest income                                    74,000             328,000
  Interest expense                                  (13,000)            (13,000)
                                              -------------       -------------
                                                     61,000             315,000
                                              -------------       -------------

INCOME BEFORE INCOME TAXES                          197,000              40,000

INCOME TAXES                                        (49,000)            (16,000)
                                              -------------       -------------

NET INCOME                                    $     148,000       $      24,000
                                              =============       ==============

NET INCOME PER COMMON
 SHARE, basic and diluted                     $        0.02       $   nil
                                              =============       =============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING, basic and diluted                   6,738,000           6,738,000
                                              =============       =============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                2002              2001
                                                           -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $     148,000      $     24,000
  Adjustments to reconcile net income
   to net cash used in operating activities:
     Depreciation and amortization                                38,000            36,000
     Deferred income taxes                                        45,000            16,000
     Accrued interest receivable,
      Marine Forest Resorts, Inc.                                                 (226,000)
     Gain on sales of property                                  (675,000)
     Loss on sale of notes receivable                             79,000
     Increase (decrease) in cash
      attributable to changes in operating
      assets and liabilities:
        Other current assets                                     (34,000)          (91,000)
        Accounts payable                                        (185,000)           60,000
        Accrued expenses and other
         current liabilities                                      16,000           (39,000)
                                                           -------------      ------------

NET CASH USED IN OPERATING ACTIVITIES                           (568,000)         (220,000)
                                                           -------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                            (27,000)          (80,000)
  Proceeds from sales of property                                710,000
  Real estate development expenditures                          (387,000)         (616,000)
  Proceeds from repayments of notes receivable                   838,000           451,000
  Advances to Marine Forest Resort, Inc.                                        (1,700,000)
                                                           -------------      ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            1,134,000        (1,945,000)
                                                           -------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on mortgage
    notes payable and bank line of credit                         (7,000)           (2,000)
  Proceeds from notes payable, president                                            95,000
  Repayments of notes payable, president                        (155,000)
                                                           -------------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (162,000)           93,000
                                                           -------------      ------------
NET INCREASE (DECREASE) IN CASH                                  404,000        (2,072,000)
CASH
  Beginning of year                                            9,908,000        10,147,000
                                                           -------------      ------------
  End of year                                              $  10,312,000      $  8,075,000
                                                           =============      ============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS

Surety Holdings Corp. ("Surety") and its wholly-owned subsidiary, Surety Kohala Corporation ("Kohala") (collectively, the "Company") is primarily engaged in the development of a property on 642 acres of land in the North Kohala district of Hawaii Island in the state of Hawaii. This development, referred to as the Mahukona development project (see Note 3), was initially slated to be a hotel, 18-hole golf course and resort homes. However, the Company is exploring other avenues of development for the 642 acres most notably, an all-inclusive fractional interest club community.

The current operations of the Company include the sale of its non-Mahukona development project real estate and other ancillary activities, all of which are not deemed to be the future of the Company's business.

2.    UNAUDITED STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED STATEMENTS

The accompanying condensed consolidated financial statements of Surety Holdings Corp. and Subsidiary as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report on the Form 10-KSB for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may occur for the year ending December 31, 2002.

INCOME PER COMMON SHARE

The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has no securities or other contracts to issue common stock, basic and diluted net income per common share for the three-month periods ended March 31, 2002 and 2001 were the same.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Surety and Kohala. All significant intercompany transactions and balances have been eliminated in consolidation.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    REAL ESTATE DEVELOPMENT COSTS

At March 31, 2002, real estate development costs, attributed primarily to the Company's Mahukona development project, consist of the following:


 Land and land acquisition costs                    $ 23,896,000
 Planning and studies                                  2,091,000
 Egineering and architectural                            551,000
 Infrastructure                                        6,032,000
 Professional and consulting fees                      2,183,000
 Other                                                 1,411,000
                                                    ------------
                                                    $ 36,164,000
                                                    ============

4.   STOCKHOLDERS' EQUITY

In February 2002, the Company's board of directors authorized a three-for-one stock split effected in the form of a 200 percent stock dividend which was distributed on February 15, 2002 to stockholders of record on February 4, 2002. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from capital in excess of par value to common stock the par value of the additional shares arising from the split. In addition, all references in the condensed consolidated financial statements to number of shares and per share amounts have been restated.

5.    COMMITMENTS AND CONTINGENCIES

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

The Company has entered into various consulting agreements for investment banking, project development and other services.

The Company is involved in certain legal actions that arose in the normal course of business. In the opinion of the Company's management, the resolution of these matters will not have a material adverse effect on the condensed consolidated financial position, results of operations or cash flows of the Company.

6.    RELATED PARTY TRANSACTIONS

PRESIDENT

From time to time, the Company's President advances the Company monies pursuant to one-year 5% promissory notes. At March 31, 2002, the amount owed to the Company's President pursuant to such notes was approximately $224,000. Related interest expense for the three months ended March 31, 2002 and 2001 is approximately $4,000 and $3,000, respectively.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.    RELATED PARTY TRANSACTIONS (CONTINUED)

MARINE FOREST RESORT, INC. ("MARINE FOREST")

Pursuant to uncollateralized promissory notes, the Company advanced Marine Forest, a related Japanese corporation that owns approximately 400 acres of land in Okinawa, Japan, $9.75 million. The notes bear interest at the U.S. prime rate, at date of issuance, plus one percent. Under their original terms, the notes were due six months after date of issuance, extended an additional six months and subsequently extended to December 31, 2002, as a concession to Marine Forest to advance Marine Forest's development projects. In connection therewith, the Company continues to discuss the possibility of a strategic arrangement with Marine Forest, including the Company acquiring Marine Forest. However, the parties are waiting the completion of the revised Mahukona development plan (expected in the second quarter of 2002) to further its discussion in this regard. Related interest income for the three months ended March 31, 2001 is approximately $226,000. In 2002, the Company discontinued accruing interest income on the promissory notes in light of its 2001 impairment charge (see next paragraph). Through March 31, 2002, no interest has been paid, however management anticipates that all accrued interest receivable will be reclassified to principal and settled in connection with the parties' contemplated strategic arrangement.

At December 31, 2001, in light of the speculative nature of Marine Forest's contemplated development projects among other reasons and in accordance with its compliance with the requirements of SFAS No. 114, the Company recorded an impairment charge of approximately $7.2 million.

OTHER

During the three months ended March 31, 2002 and 2001, the Company rented properties to related individuals for aggregate annual rentals of approximately $10,000 and $20,000, respectively.

Subsequent to March 31 2002, the Company sold property and improvements thereon to Kohala's President for approximately $575,000.

7.    SEGMENT REPORTING

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

Operating results, by segment, for the three months ended March 31, 2002 and 2001 are as follows (in thousands):

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.    SEGMENT REPORTING (CONTINUED)

                        THREE MONTHS ENDED MARCH 31, 2002

                                               Real Estate     Rental     Cattle
                                                  Sales       Activity     Sales        Other       Corporate       Total
                                               ----------------------------------------------------------------------------
 Total revenues                                  $    710      $   99      $   81      $    55       $      -      $    945
 Total cost of revenues                               270          28          48           69                          415
                                               ----------------------------------------------------------------------------

 Segment profit (loss)                                440          71          33          (14)                         530
 General and administrative expenses                                                                     (394)         (394)
 Interest income and other, net                                                                            61            61
 Income taxes                                                                                             (49)          (49)
                                               ----------------------------------------------------------------------------

 Net income (loss)                               $    440      $   71      $   33      $   (14)      $   (382)     $    148
                                               ============================================================================

 Total assets                                    $ 40,679      $   53      $  106      $ 1,039       $ 55,944      $ 97,821
                                               ============================================================================

 Capital expenditures                            $      -      $    -      $    -      $    27       $    387      $    414
                                               ============================================================================

 Depreciation and amortization                   $      -      $    1      $    4      $    18       $     15      $     38
                                               ============================================================================


                        THREE MONTHS ENDED MARCH 31, 2001

                                               Real Estate     Rental     Cattle
                                                  Sales       Activity     Sales        Other       Corporate       Total
                                               ----------------------------------------------------------------------------
 Total revenues                                   $      -     $   131     $    88     $   56        $      -      $    275
 Total cost of revenues                                 14          41          45         59                           159
                                               -----------------------------------------------------------------------------

 Segment profit (loss)                                 (14)         90          43         (3)                          116
 General and administrative expenses                                                                     (391)         (391)
 Interest Income, net                                                                                     315           315
 Income taxes                                                                                             (16)          (16)
                                               -----------------------------------------------------------------------------

 Net income (loss)                               $     (14)    $    90     $    43     $   (3)       $    (92)     $     24
                                               ============================================================================

 Total assets                                    $  42,478     $ 2,040     $   842     $  204        $ 54,631      $100,195
                                               ============================================================================

 Capital expenditures                            $       -     $     7     $     -     $   69        $    620      $    696
                                               ============================================================================

 Depreciation and amortization                   $       -     $     2     $     2     $   17        $     15      $     36
                                               ============================================================================

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-QSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipates," "estimates," or "continue" or comparable terminology or the negative thereof are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, both known and unknown, and actual results may differ materially from any future results expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

Surety Holdings Corp. (the "Company"), through its wholly-owned subsidiary, Surety Kohala Corporation ("Surety Kohala") (formerly Chalon International of Hawaii, Inc.), is engaged in the development of a property on 642 acres of land in the North Kohala district of Hawaii Island in the state of Hawaii. This development, referred to as the Mahukona development project, was initially slated to be a hotel, 18-hole golf course and resort homes. However, the Company is exploring other avenues of development for the 642 acres most notably, an all-inclusive fractional interest club community (see MAHUKONA DEVELOPMENT in Liquidity and Capital Resources).

The current operations of the Company (discussed below) include the sale of its non-Mahukona development project real estate and other ancillary activities, many of which are not deemed to be the future of the Company's business.

RESULTS OF OPERATIONS

The following table sets forth the statements of income of the Company for the years ended March 31, 2002 and 2001:

                                                    2002              2001

Real estate sales                              $    710,000       $         -
Rentals                                              99,000           131,000
Cattle sales                                         81,000            88,000
Other                                                55,000            56,000
                                               -------------      ------------
    Total revenues                                  945,000           275,000
                                               -------------      ------------

Cost of real estate sales                           270,000            14,000
Cost of rentals                                      28,000            41,000
Cost of cattle sales                                 48,000            45,000
Cost of other                                        69,000            59,000
                                               -------------      ------------
    Total cost of revenues                          415,000           159,000
                                               -------------      ------------

Gross profit                                        530,000           116,000

General and administrative expenses                 394,000           391,000
                                               -------------      ------------

Income (loss)  from operations                      136,000          (275,000)
                                               -------------      ------------

Interest income                                      74,000           328,000
Interest expense                                    (13,000)          (13,000)
Income taxes                                        (49,000)          (16,000)
                                               -------------      ------------

                                                     12,000           299,000
                                               -------------      ------------

Net income                                     $    148,000       $    24,000
                                               =============      ============


REAL ESTATE SALES -

During the three months ended March 31, 2002, the Company sold two properties for proceeds of $710,000. During the same period of the prior year there were no sales of real estate due to survey delays. Real estate sales for both periods have been impacted due to delays caused by the Company's survey company, the largest survey company on the Big Island of Hawaii and probably the only survey company large enough to handle the Company's PCRS (Parcel Consolidation Re-Subdivision) parcels and subdivisions, being backlogged with work. This surveying backlog is a result of increasing demand of the Company's North Kohala property in a favorable economic time. Further, many of the properties the Company is selling have never been surveyed and the topography and terrain are very difficult for surveyors. To address the backlog, the Company recently switched surveyors on several projects. Once the surveyors have finished, certain parcels that are subject to the land court system go through the land court process (generally three months).

The events of September 11, 2001, ("September 11th") contributed to a slow down in the tourism and second home markets. However, the Company believes these markets are gradually recovering and at March 31, 2002, the Company has approximately fifty-seven contracts to sell land consisting of approximately 3,000 acres for proceeds of approximately $31 million. As of date hereof, the obstacles discussed in the preceding paragraph bottleneck a majority of these contracts. Further, the Company is awaiting the results of the Company's appeal of the County's new Planning Director's initiative to condition certain PCRS with additional requirements. A draft settlement has been submitted to the Planning Director and he should have a decision by late May 2002.

RENTAL REVENUES -

The decrease in rental revenue and related margins is attributable to the sale of real estate formerly leased by the Company. Throughout 2002, the Company expects this trend to continue.

CATTLE SALES -

The approximate 8% decrease in cattle sales is attributable to a difficult-to-predict beef market. Cattle sales declined to 281 heads in the three months ended March 31, 2002, down from 333 heads in the three months ended March 31, 2001. The deteriorated cattle sales margin is attributable to the fixed cost nature of the cattle sales operations. Processes and tasks such as branding, culling, moving, fence repairs, medicine and labor costs are required regardless of sales. The Company anticipates that 2002 annual cattle revenues will approximate 2001 annual cattle revenues.

OTHER REVENUES -

Other revenues experienced no significant change in 2002 as compared to 2001. However, margins for other revenues fell during 2002 as a result of an increase in depreciation expense. The Company anticipates 2002 other revenues to surpass 2001 other revenues due to recovery from September 11th induced downturn.

GENERAL AND ADMINISTRATIVE EXPENSES -

General and administrative expenses for the three months ending March 31, 2002 remained relatively consistent with the same period of 2001. The components of general and administrative expenses for 2002 include salaries and related costs of approximately $108,000; professional fees (legal, auditing and consulting) of approximately $90,000; franchise and other taxes of approximately $70,000; depreciation of approximately $15,000; insurance of approximately $36,000 and other expenses aggregating approximately $75,000. The components of general and administrative expenses for 2001 include salaries and related costs of approximately $145,000; professional fees (legal, auditing and consulting) of approximately $97,000; franchise and other taxes of approximately $76,000; depreciation of approximately $15,000 insurance of approximately $15,000; and other expenses aggregating approximately $43,000.

OTHER INCOME AND EXPENSE -

Decreased interest income during the first quarter of 2002 is directly attributable to the Company discontinuing accrual of such income in light of its 2001 impairment charge and compliance with the requirements of Statements of Financial Accounting Standards ("SFAS") No 114.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

For the three months ended March 31, 2002 and 2001, the Company's net cash used in operating activities of approximately $568,000 and $220,000, respectively, is comprised of the following:

                                                     2002             2001

Net income                                       $  148,000       $   24,000

Depreciation and amortization                        38,000           36,000

Deferred income taxes                                45,000           16,000

Accrued interest receivable, Marine Forest                          (226,000)

Net gain on sales of property
  and notes receivable                             (596,000)

Changes in operating assets
 and liabilities                                   (203,000)         (70,000)
                                                 -----------      -----------

                                                 $ (568,000)      $ (220,000)
                                                 ===========      ===========


For the three months ended March 31, 2002 and 2001, the Company's net cash provided by (used in) investing activities of approximately $1,134,000 and ($1,945,000), respectively, is comprised of the following:


                                              2002                2001

Capital expenditures including
  real estate development                $  (414,000)        $   (696,000)

Proceeds from sales of property              710,000

Proceeds from notes receivable               838,000              451,000

Advances to Marine Forest                                      (1,700,000)
                                         ------------        -------------

                                         $ 1,134,000         $ (1,945,000)
                                         ============        =============

Approximately $387,000 of the $414,000 of the 2002 capital expenditures was made to progress the Company's Mahukona development endeavors. These expenditures include approximately $76,000 for land-clearing, leveling and grading, approximately $78,000 of professional fees including consulting, approximately $218,000 for design, engineering and surveying and $15,000 of other. As previously discussed, in 2002, the Company sold two properties for the total proceeds of $710,000, whereas in 2001 there were no sales of real estate. Increased proceeds from notes receivable are primarily attributable to the sale of notes to a bank resulting in a loss of $79,000 on conversion. During the three months ended March 31, 2001, the Company continued to advance Marine Forest monies pursuant to short-term promissory notes. No monies were advanced to Marine Forest during the three months ended March 31, 2002 (see separate liquidity discussion on pages 13 and 14).

For the three months ended March 31, 2002 and 2001, the Company's net cash provided by (used in) financing activities of approximately ($162,000) and $93,000, respectively, is comprised of the following:


                                            2002            2001

Debt proceeds (from President)           $        -       $ 95,000

Repayment of debt (to President)           (155,000)

Debt repayments                              (7,000)        (2,000)
                                         ----------       --------
                                         $ (162,000)      $ 93,000
                                         ==========       ========


As of March 31, 2002, the Company has total current assets of approximately $12.9 million and total current liabilities of approximately $0.7 million or a working capital of approximately $12.2 million. As previously discussed, the Company anticipates 2002 revenue levels to be higher than levels experienced during 2001. However, given the Company's anticipated cash requirements to complete the revised Mahukona development project and plans to execute a strategic arrangement with Marine Forest (both discussed below), future capital raising or debt financing activities may be required

In an effort to increase the marketability of the Company's common stock, among other reasons, in February 2002, the Company's board of directors authorized a three-for-one stock split effected in the form of a two hundred percent stock dividend which was distributed on February 15, 2002 to stockholders of record on February 4, 2002.

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

Based on the preliminary assessment of its consultants, the revised Mahukona development project cost (excluding ongoing costs and maintenance) would be approximately $93 million and completed substantially over a three-year period. Based on information provided by its consultants, the Company anticipates the timing and details of the $93 million to be as follows (in thousands):


                                                            YEAR 1       YEAR 2       YEAR 3

INITIAL INFRASTRUCTURE AND DEVELOPMENT COSTS
Infrastructure (roads, water, sewer, etc.)                 $ 10,000     $ 10,000     $ 10,000
Golf course, range, clubhouse, etc.                          10,000       10,000
Tennis complex                                                             1,000
Central lodge facility (lobby, restaurants, etc.)                         10,500
Beach club                                                                10,000
Recreational trails/improvements                                             500          500
Ranch Improvements/amenities                                    500        2,000        1,000
Club boats / marina improvements                                           1,500        1,000
Other amenities/improvements                                               2,000
Entrance/gatehouse                                                           500
Design, permits, engineering
 contingency                                                  3,075        7,200        2,012
                                                           --------     --------     --------
                                                           $ 23,575     $ 55,200     $ 14,512
                                                           ========     ========     ========


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

MARINE FOREST

As disclosed in the Company's prior public filings, the Company has advanced funds to Marine Forest, a related Japanese corporation that owns approximately 400 acres of land in Okinawa, Japan, in which it is developing pursuant to a "golf resort" theme. Funding of $9.75 million was used by Marine Forest primarily in the construction of a golf course and related amenities. The Company anticipated interest payments to commence on or about December 31, 2001. However, such interest payments were contingent upon Marine Forest's ability to start the sales of its golf memberships. These sales were postponed and development (construction) activity was temporarily suspended as a result of the events of September 11th.

The Company continues to discuss the possibility of a strategic arrangement with Marine Forest including, but not limited to, the Company acquiring Marine Forest, which Marine Forest has orally agreed to. However, the parties are waiting the completion of the revised Mahukona development plan (expected in the second quarter of 2002) to further its discussion in this regard. Based on its discussion with Marine Forest management, the Company believes that Marine Forest will piggyback the Company's "all-inclusive fractional ownership" concept contemplated for Mahukona

Through March 31, 2002, no interest has been paid to the Company, however management anticipates that all accrued interest receivable will be reclassified to principal and settled in connection with the parties' contemplated strategic arrangement previously discussed.

At December 31, 2001, in light of the speculative nature of Marine Forest's contemplated development projects among other reasons and in accordance with its compliance with the requirements of SFAS No. 114, the Company has recorded an impairment charge of approximately $7.2 million. The Company will continue to review impairment by applying the procedures set forth in SFAS No. 114. If there's a significant change in the amount or timing of the impaired loan's expected future cash flow, the Company will adjust (upward or downward) the valuation allowance.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings:

There have been no material changes in legal proceedings as required to be reported on Form 10QSB from as previously reported in the Company's 10-KSB for the fiscal year ended December 31, 2001.

Item 2.      Change in Securities

In February 2002, the Company's board of directors authorized a three-for-one stock split effected in the form of a 200 percent stock dividend which was distributed on February 15, 2002 to stockholders of record on February 4, 2002.

Item 3.      Defaults Upon Senior Securities:

             None

Item 4.      Submission of Matters to a Vote of Security Holders:

             None

Item 5.      Other information:

             None

Item 6.      Exhibits and Reports on Form 8-K:

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SURETY HOLDINGS CORP.
                                  (Registrant)



                              By: /s/ Howard R. Knapp
                              -----------------------
                              Howard R. Knapp
                              Chief Financial Officer



Dated: May 15, 2002