Form 10QSB
period 2002-06-30
SURETY HOLDINGS CORP
filed 2002-08-14
CIK 1119135

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002


( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to

     Commission File No.  0-32331


                              SURETY HOLDINGS CORP.
      ---------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


              Delaware                                     52-2229054
   ----------------------------------           ------------------------------
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

                          6,738,000 -- August 14, 2002

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                                      INDEX

                                                                                         Page
                                                                                         ----
Part I - Financial Information

          Item 1 - Condensed Consolidated Financial Statements (unaudited)

               Balance Sheet as of June 30, 2002                                            1

               Statements of Income for the Six and Three Months
                 Ended June 30, 2002 and 2001                                               2

               Statements of Cash Flows for Six Months Ended June 30, 2002 and 2001         3

               Notes to the Financial Statements                                          4-8

          Item 2 - Management's Discussion and Analysis or Plan of Operation             9-16

Part II - Other Information

          Item 1 - Legal Proceedings                                                       17

          Item 2 - Change in Securities                                                    17

          Item 3 - Defaults Upon Senior Securities                                         17

          Item 4 - Submission of Matters to a Vote of Security Holders                     17

          Item 5 - Other Information                                                       17

          Item 6 - Exhibits and Reports on Form 8-K                                        17

          SIGNATURE                                                                        18

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 June 30, 2002
                                  (unaudited)

                                     ASSETS

Current assets
  Cash                                                           $   9,870,000
  Real estate held for sale, current                                 2,452,000
  Other current assets                                                 143,000
                                                                 -------------
      Total current assets                                          12,465,000

Notes receivable, less current maturities                            1,531,000

Note receivable, officer                                               573,000

Real estate held for sale                                           36,611,000

Notes receivable and accrued interest,
   Marine Forest Resort, Inc., net of a $7.2
   million allowance for loan losses                                 3,814,000

Real estate development costs                                       36,734,000

Property and equipment, net of accumulated depreciation
  and amortization of $1,923,000                                     2,636,000

Deferred tax asset                                                   3,512,000
                                                                 -------------
                                                                 $  97,876,000
                                                                 =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable, current maturity                                $      30,000
  Notes payable, president, including accrued
    interest of $6,000                                                 121,000
  Accounts payable                                                     167,000
  Accrued expenses and other current liabilities                       145,000
  Income taxes payable                                                 154,000
                                                                 -------------
      Total current liabilities                                        617,000
                                                                 -------------
Long-term liabilities,
  Notes payable, less current maturity                                 421,000
                                                                 -------------

Commitments and contingencies

Stockholders' equity
  Common stock, $.001 par value,
    200,000,000 shares authorized,
    6,738,000 shares issued and
    outstanding                                                          7,000
  Capital in excess of par value                                   101,678,000
  Accumulated deficit                                               (4,847,000)
                                                                 -------------
      Total stockholders' equity                                    96,838,000
                                                                 -------------
                                                                 $  97,876,000
                                                                 =============


See accompanying notes to condensed consolidated financial statements.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                Six and Three Months Ended June 30, 2002 and 2001
                                   (unaudited)

                                   Six Months Ended June 30,      Three Months Ended June 30,
                                     2002           2001             2002           2001
                                  -----------    -----------      -----------    -----------
Revenues                          $ 1,793,000    $ 1,339,000      $   848,000    $ 1,064,000

Cost of Revenues                      649,000        548,000          309,000        389,000
                                  -----------    -----------      -----------    -----------

Gross profit                        1,144,000        791,000          539,000        675,000

General and administrative
 expenses                             775,000        741,000          382,000        350,000
                                  -----------    -----------      -----------    -----------

Income from operations                369,000         50,000          157,000        325,000
                                  -----------    -----------      -----------    -----------

Other income (expense)
  Interest income                     137,000        654,000           63,000        326,000
  Interest expense                    (98,000)       (28,000)         (10,000)       (15,000)
                                  -----------    -----------      -----------    -----------

                                       39,000        626,000           53,000        311,000
                                  -----------    -----------      -----------    -----------

Income before income taxes            408,000        676,000          210,000        636,000

Income taxes                         (165,000)      (274,000)        (116,000)      (258,000)
                                  -----------    -----------      -----------    -----------

Net income                        $   243,000    $   402,000      $    94,000    $   378,000
                                  ===========    ===========      ===========    ===========
Net income per common
 share, basic and diluted         $      0.04    $      0.06      $      0.01    $      0.06
                                  ===========    ===========      ===========    ===========
Weighted average common shares
 outstanding, basic and diluted     6,738,000      6,738,000        6,738,000      6,738,000
                                  ===========    ===========      ===========    ===========



See accompanying notes to condensed consolidated financial statements.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2002 and 2001
                                   (unaudited)

                                                                      2002            2001
                                                                  ------------    ------------
Cash flows from operating activities
  Net income                                                      $    243,000    $    402,000
  Adjustments to reconcile net income
   to net cash used in operating activities:
     Depreciation and amortization                                      73,000          73,000
     Deferred income taxes                                               8,000         266,000
     Accrued interest receivable, Marine Forest Resorts, Inc.                         (475,000)
     Gain on sales of property                                      (1,125,000)       (638,000)
     Loss on sale of property and improvements                          15,000          12,000
     Loss on sale of notes receivable                                   75,000
     Increase (decrease) in cash
      attributable to changes in operating
      assets and liabilities:
       Other current assets                                              5,000        (200,000)
       Accounts payable                                               (271,000)         89,000
       Accrued expenses and other current liabilities                   20,000           2,000
       Income taxes payable                                            154,000          14,000
                                                                  ------------    ------------
Net cash used in operating activities                                 (803,000)       (455,000)
                                                                  ------------    ------------
Cash flows from investing activities
 Purchases of property and equipment                                   (93,000)       (162,000)
 Proceeds from sales of property                                     1,318,000         788,000
 Real estate development expenditures                                 (957,000)     (1,397,000)
 Proceeds from repayments of notes receivable                          769,000         956,000
 Advances to Marine Forest Resort, Inc.                                             (1,950,000)
 Proceeds from repayments of note receivable, officer                    2,000
                                                                  ------------    ------------
Net cash provided by (used in) investing activities                  1,039,000      (1,765,000)
                                                                  ------------    ------------
Cash flows from financing activities
 Principal payments on notes payable                                   (14,000)         (5,000)
 Proceeds from notes payable, president                                                155,000
 Repayments of notes payable, president                               (260,000)
                                                                  ------------    ------------
Net cash provided by (used in) financing activities                   (274,000)        150,000
                                                                  ------------    ------------
Net decrease in cash                                                   (38,000)     (2,070,000)

Cash
 Beginning of period                                                 9,908,000      10,147,000
                                                                  ------------    ------------
 End of period                                                    $  9,870,000    $  8,077,000
                                                                  ============    ============
Supplemental disclosures of noncash investing and
 financing activity, issuance of notes receivable to officer
 upon sale of property and improvements                           $    575,000    $         --
                                                                  ============    ============


See accompanying notes to condensed consolidated financial statements

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

2.   Unaudited statements and summary of significant accounting policies

Unaudited Statements

The accompanying condensed consolidated financial statements of Surety Holdings Corp. and Subsidiary as of June 30, 2002 and for the six and three-month periods ended June 30, 2002 and 2001 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report on the Form 10-KSB for the year ended December 31, 2001. The results of operations for the six and three-month periods ended June 30, 2002 are not necessarily indicative of the results that may occur for the year ending December 31, 2002.

Income per Common Share

The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has no securities or other contracts to issue common stock, basic and diluted net income per common share for the six and three-month periods ended June 30, 2002 and 2001 were the same.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Surety and Kohala. All significant intercompany transactions and balances have been eliminated in consolidation.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   Real estate development costs

At June 30, 2002, real estate development costs, attributed primarily to the Company's Mahukona development project, consist of the following:

    Land and land acquisition costs               $ 23,896,000
    Planning and studies                             2,226,000
    Engineering and architectural                      548,000
    Infrastructure                                   6,192,000
    Professional and consulting fees                 2,395,000
    Other                                            1,477,000
                                                 -------------
                                                  $ 36,734,000
                                                 =============

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

6.   Related party transactions

President

From time to time, the Company's President advances the Company monies pursuant to one-year 5% promissory notes. At June 30, 2002, the amount owed to the Company's President pursuant to such notes was approximately $121,000. Related interest expense for the six months ended June 30, 2002 and 2001 is approximately $6,000 and $8,000, respectively and $2,000 and $5,000, for the three months ended June 30, 2002 and 2001, respectively.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.   Related party transactions (continued)

Marine Forest Resort, Inc. ("Marine Forest")

Pursuant to uncollateralized promissory notes, the Company advanced Marine Forest, a related Japanese corporation that owns approximately 400 acres of land in Okinawa, Japan, $9.75 million. The notes bear interest at the U.S. prime rate, at date of issuance, plus one percent. Under their original terms, the notes were due six months after date of issuance. However, the notes were extended an additional six months and subsequently extended to December 31, 2002, as a concession to Marine Forest to advance Marine Forest's development projects. In connection therewith, the Company continues to discuss the possibility of a strategic arrangement with Marine Forest, including the Company acquiring Marine Forest. Current discussions, which are ongoing, are based upon a recently completed study (Concept Development and Economic Projections Report) prepared by a consultant for the Mahukona development plan. Related interest income for the six months ended June 30, 2002 and 2001 is approximately nil and $475,000, respectively. Related interest income for the three months ended June 30, 2002 and 2001 is approximately nil and $226,000, respectively. In 2002, the Company discontinued accruing interest income on the promissory notes in light of its 2001 impairment charge (see next paragraph). Through June 30, 2002, no interest has been paid, however management anticipates that all accrued interest receivable will be reclassified to principal and settled in connection with the parties' contemplated strategic arrangement.

At December 31, 2001, in light of the speculative nature of Marine Forest's contemplated development projects among other reasons and in accordance with its compliance with the requirements of SFAS No. 114, the Company recorded an impairment charge of approximately $7.2 million.

Note receivable, officer

In April 2002, an officer of the Company purchased property and improvements thereon for $575,000. The officer entered into 30-year note agreement which requires monthly payments of principal and interest through 2032. The note receivable bears interest at the rate of 2.66%. The sale of the property and improvements to the officer resulted in a loss of approximately $15,000.

Other

During the six months ended June 30, 2002 and 2001, the Company rented properties to related individuals for aggregate rentals of $10,000 and $30,000, respectively. The aggregate rentals to related individuals for the three months ended June 30, 2002 and 2001 was nil and $12,000, respectively.

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

Operating results, by segment, for the six and three months ended June 30, 2002 and 2001 are as follows (in thousands):

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7. Segment reporting (continued)

                                      Six months ended June 30, 2002

                                      Real Estate    Rental    Cattle
                                         Sales      Activity    Sales     Other    Corporate      Total
                                      ------------------------------------------------------------------
Total revenues                        $  1,318       $ 139       $ 211     $  125    $    --    $  1,793
Total cost of revenues                     384          57          88        120                    649
                                      ------------------------------------------------------------------
Segment profit                             934          82         123          5                  1,144
General and administrative expenses                                                     (775)       (775)
Interest income and other, net                                                            39          39
Income taxes                                                                            (165)       (165)
                                      ------------------------------------------------------------------
Net income (loss)                     $    934       $  82       $ 123     $    5    $  (901)   $    243
                                      ==================================================================
Total assets                          $ 40,614          40         105     $  599    $56,518    $ 97,876
                                      ===================================================================
Capital expenditures                  $     --       $  --       $   4     $   51    $   995    $  1,050
                                      ==================================================================
Depreciation and amortization         $     --       $   2       $   8     $   31    $    32    $     73
                                      ==================================================================


                                      Six months ended June 30, 2001

                                      Real Estate    Rental    Cattle
                                         Sales      Activity    Sales     Other    Corporate      Total
                                      ------------------------------------------------------------------
Total revenues                        $    789      $  202       $ 234     $  114    $    --    $  1,339

Total cost of revenues                     258          77         106        107                    548
                                      ------------------------------------------------------------------
Segment profit                             531         125         128          7                    791
General and administrative expenses                                                     (741)       (741)
Interest income, net                                                                     626         626
Income taxes                                                                            (274)       (274)
                                      ------------------------------------------------------------------
  Net income (loss)                   $    531      $  125       $ 128     $    7    $  (389)        402
                                      ==================================================================
   Total assets                       $ 42,478      $2,040       $ 842     $  204    $55,150    $100,714
                                      ==================================================================
  Capital expenditures                $     --      $    7       $  76     $   74    $ 1,402    $  1,559
                                      ==================================================================
   Depreciation and amortization      $     --      $    4       $   6     $   33    $    30    $     73
                                      ==================================================================

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7. Segment reporting (continued)

                                      Three months ended June 30, 2002

                                      Real Estate    Rental    Cattle
                                         Sales      Activity    Sales     Other    Corporate      Total
                                      ------------------------------------------------------------------
Total revenues                        $    608       $  40       $ 130     $   70    $    --    $    848
Total cost of revenues                     189          29          40         51                    309
                                      ------------------------------------------------------------------
Segment profit                             419          11          90         19                    539
General and administrative expenses                                                     (382)       (382)
Interest income, net                                                                      53          53
Income taxes                                                                            (116)       (116)
                                      ------------------------------------------------------------------
Net income (loss)                     $    419       $  11       $  90     $   19    $  (445)   $     94
                                      ==================================================================
Capital expenditures                  $     --       $  --       $   4     $   24    $   608    $    636
                                      ==================================================================
Depreciation and amortization         $     --       $   1       $   4     $   13    $    17    $     35
                                      ==================================================================


                                      Three months ended June 30, 2001

                                      Real Estate    Rental    Cattle
                                         Sales      Activity    Sales     Other    Corporate      Total
                                      ------------------------------------------------------------------
Total revenues                        $    789      $   71       $ 146     $   58    $    --    $  1,064
Total cost of revenues                     244          36          61         48                    389
                                      ------------------------------------------------------------------
Segment profit                             545          35          85         10                    675
General and administrative expenses                                                     (350)       (350)
Interest income, net                                                                     311         311
Income taxes                                                                            (258)       (258)
                                      ------------------------------------------------------------------
  Net income (loss)                   $    545      $   35       $  85     $   10    $  (297)        378
                                      ==================================================================
   Capital expenditures               $     --      $   --       $  76     $    5    $   782    $    863
                                      ==================================================================
   Depreciation and amortization      $     --      $    2       $   4     $   16    $    15    $     37
                                      ==================================================================

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

Results of Operations

The following table sets forth the statements of income of the Company for the six months ended June 30, 2002 and 2001:

                                              2002              2001

Real estate sales                        $ 1,318,000       $   789,000
Rentals                                      139,000           202,000
Cattle sales                                 211,000           234,000
Other                                        125,000           114,000
                                         -----------       -----------
     Total revenues                        1,793,000         1,339,000
                                         -----------       -----------

Cost of real estate sales                    384,000           258,000
Cost of rentals                               57,000            77,000
Cost of cattle sales                          88,000           106,000
Cost of other                                120,000           107,000
                                         -----------       -----------
     Total cost of revenues                  649,000           548,000
                                         -----------       -----------

Gross profit                               1,144,000           791,000

General and administrative expenses          775,000           741,000
                                         -----------       -----------

Income from operations                       369,000            50,000
                                         -----------       -----------
Interest income                              137,000           654,000
Interest expense                             (98,000)          (28,000)
Income taxes                                (165,000)         (274,000)
                                         -----------       -----------
                                            (126,000)          352,000
                                         -----------       -----------

Net income                               $   243,000       $   402,000
                                         ===========       ===========


Real estate sales -

During the six months ended June 30, 2002, the Company sold six parcels for proceeds of $1,318,000. During the same period of the prior year there were sales of only 2 parcels due to survey delays. Real estate sales for both periods have been impacted due to delays caused by the Company's survey company, the largest survey company on the Big Island of Hawaii and probably the only survey company large enough to handle the Company's PCRS (Parcel Consolidation Re-Subdivision) parcels and subdivisions, being backlogged with work. This surveying backlog is a result of increasing demand of the Company's North Kohala property in a favorable economic time. Further, many of the properties the Company is selling have never been surveyed and the topography and terrain are very difficult for surveyors. To address the backlog, the Company recently switched surveyors on several projects and survey work is beginning to be completed in a timely manner. The Company is expecting 23 closings in the third and fourth quarter of 2002 which will bring additional proceeds of approximately $11 million. However, in light of the aforementioned among other unanticipated circumstances, no assurances can be made that the Company will meet its expectations in this regard.

Real estate sales margin increased approximately four percentage points because of favorable market conditions. Included in 2002 real estate costs is a $15,000 loss brought about as the result of the sale of the Sandalwood house and property to Surety Kohala's president.

Rental revenues -

The approximate 31% decrease in rental revenue is primarily attributable to the sale of real estate formerly leased by the Company. The Company expects this trend to continue throughout 2002. During the first six months of 2002, the Company's rental revenue was also negatively impacted by its contingent rental of livestock. The downturn was brought about by dry climatic conditions hindering the growth of livestock.

Cattle sales -

The approximate 10% decrease in cattle sales is attributable to a difficult-to-predict beef market. Cattle sales declined to 741 heads in the six months ended June 30, 2002, down from 839 heads in the same period of the prior year. During the six months ended June 30, 2002, cattle margins increased approximately three percentage points, due to decreased spending on fence repairs over the same period of last year. The Company anticipates that 2002 annual cattle revenues and costs will continue to decrease as the Company continues its sale of pasture lands.

Other revenues -

Other revenues increased approximately 10% during the first six months of 2002 as Eco-tourism activity rebounded strongly from the September 11th induced downturn. However, margins for other revenues fell during 2002 as a result of an increase in repairs and maintenance of buildings and grounds. The Company anticipates that other revenues will continue to increase over the next four to six quarters.

General and administrative expenses -

General and administrative expenses for the six months ended June 30, 2002 increased approximately 5% as compared with the same period of 2001. The components of general and administrative expenses for 2002 include salaries and related costs of approximately $260,000; professional fees (legal, auditing and consulting) of approximately $135,000; franchise and other taxes of approximately $101,000; depreciation of approximately $31,000; insurance of approximately $60,000; rent expense of approximately $48,000; travel, meals and entertainment of approximately $72,000 and other expenses aggregating approximately $68,000. The components of general and administrative expenses for the same period of 2001 include salaries and related costs of approximately $293,000; professional fees (legal, auditing and consulting) of approximately $168,000; franchise and other taxes of approximately $90,000; depreciation of approximately $32,000 insurance of approximately $28,000; rent expense of approximately $21,000; travel, meals and entertainment of approximately $9,000 and other expenses aggregating approximately $100,000.

Other income and expense -

Decreased interest income during the six months ended June 30, 2002 is directly attributable to the Company discontinuing its accrual of interest income on the Marine Forest notes in light of its 2001 impairment charge and compliance with the requirements of Statements of Financial Accounting Standards ("SFAS") No
114. Included in interest expense for the six months ended June 30, 2002 is an approximate $75,000 loss (a finance cost) resulting upon the sale of 5 mortgage notes to financial institutions at a discount which provided cash of approximately $759,000.

Results of Operations

The following table sets forth the statements of income of the Company for the three months ended June 30, 2002 and 2001:

                                              2002              2001

Real estate sales                        $   608,000       $   789,000
Rentals                                       40,000            71,000
Cattle sales                                 130,000           146,000
Other                                         70,000            58,000
                                         -----------       -----------
     Total revenues                          848,000         1,064,000
                                         -----------       -----------

Cost of real estate sales                    189,000           244,000
Cost of rentals                               29,000            36,000
Cost of cattle sales                          40,000            61,000
Cost of other                                 51,000            48,000
                                         -----------       -----------
     Total cost of revenues                  309,000           389,000
                                         -----------       -----------

Gross profit                                 539,000           675,000

General and administrative expenses          382,000           350,000
                                         -----------       -----------

Income from operations                       157,000           325,000
                                         -----------       -----------
Interest income                               63,000           326,000
Interest expense                             (10,000)          (15,000)
Income taxes                                (116,000)         (258,000)
                                         -----------       -----------
                                             (63,000)           53,000
                                         -----------       -----------

Net income                               $    94,000       $   378,000
                                         ===========       ===========


Real estate sales -

During the three months ended June 30, 2002, the Company sold four parcels for proceeds of $608,000. During the same period of the prior year there were two sales of parcels. See management's discussion and analysis for the six months ended June 30, 2002 and 2001 for discussion of delays and future expectations.

Rental revenues -

As previously discussed, the decrease in rental revenue and related margins is attributable to the sale of real estate formerly leased by the Company. The Company expects this trend to continue throughout 2002.

Cattle sales -

Cattle sales declined approximately 16% for the three months ended June 30, 2002 as 460 heads of cattle were sold compared to 560 heads of cattle during the same period of the prior year. The Company believes that cattle sales will continue to decrease for the foreseeable future due to the continuing sale of pasture lands.

Other revenues -

Other revenues increased approximately 12% during the three months ended June 30, 2002 as compared to the same period of the prior year. As previously discussed, eco-tourism activity continued to steadily increase from the September 11th induced downturn.

General and administrative expenses -

General and administrative expenses for the three months ended June 30, 2002 increased 9% with the same period of 2001. The components of general and administrative expenses for the three months ended June 30, 2002 include salaries and related costs of approximately $124,000; professional fees (legal, auditing and consulting) of approximately $76,000; franchise and other taxes of approximately $54,000; depreciation of approximately $16,000; insurance of approximately $24,000; rent expense of approximately $30,000; travel, meals and entertainment of approximately $44,000 and other expenses aggregating approximately $14,000. The components of general and administrative expenses for the same period of the prior year include salaries and related costs of approximately $149,000; professional fees (legal, auditing and consulting) of approximately $70,000; franchise and other taxes of approximately $54,000; depreciation of approximately $17,000; insurance of approximately $13,000; rent expense of approximately $13,000; travel, meals and entertainment of approximately $4,000 and other expenses aggregating approximately $30,000.

Other income and expense -

Decreased interest income during the three months ended June 30, 2002 is directly attributable to the Company discontinuing its accrual of interest income on the Marine Forest note in light of its 2001 impairment charge and compliance with the requirements of Statements of Financial Accounting Standards ("SFAS") No 114.

Liquidity and Capital Resources

Cash flows

For the six months ended June 30, 2002 and 2001, the Company's net cash used in operating activities of approximately $803,000 and $455,000, respectively, is comprised of the following:

                                                    2002               2001

Net income                                      $   243,000       $   402,000

Depreciation and amortization                        73,000            73,000

Deferred income taxes                                 8,000           266,000

Accrued interest receivable, Marine Forest                           (475,000)

Net gain on sales of property
  and notes receivable                           (1,035,000)         (626,000)

Changes in operating assets
 and liabilities                                    (92,000)          (95,000)
                                                -----------       -----------

                                                $  (803,000)      $  (455,000)
                                                ===========       ===========

For the six months ended June 30, 2002 and 2001, the Company's net cash provided by (used in) investing activities of approximately $1,039,000 and ($1,765,000), respectively, is comprised of the following:

                                                 2002                  2001
Capital expenditures including
  real estate development                    $ (1,050,000)       $  (1,559,000)

Proceeds from sales of property                 1,318,000              788,000

Proceeds from notes receivable                    769,000              956,000

Proceeds from note receivable, officer              2,000

Advances to Marine Forest                                           (1,950,000)
                                             ------------        -------------
                                             $  1,039,000        $  (1,765,000)
                                             ============        =============

Approximately $756,000 of the $1,050,000 2002 capital expenditures was made to progress the Company's Mahukona development endeavors. These expenditures include approximately $236,000 for land-clearing, leveling and grading, approximately $290,000 of professional fees including consulting, approximately $230,000 for design, engineering and surveying. As previously discussed, in 2002, the Company sold six properties for total proceeds of $1,318,000, whereas in 2001 there were only two sales of real estate for total proceeds of $788,000. During the six months ended June 30, 2001, the Company continued to advance Marine Forest monies pursuant to short-term promissory notes. No monies were advanced to Marine Forest during the six months ended June 30, 2002 (see separate liquidity discussion on page 16).

For the six months ended June 30, 2002 and 2001, the Company's net cash provided by (used in) financing activities of approximately ($274,000) and $150,000, respectively, is comprised of the following:

                                                2002               2001

Debt proceeds (from President)               $      --          $ 155,000

Repayment of debt (to President)              (260,000)

Debt repayments                                (14,000)            (5,000)
                                             ---------          ---------
                                             $(274,000)         $ 150,000
                                             =========          =========

As of June 30, 2002, the Company has total current assets of approximately $12.5 million and total current liabilities of approximately $0.6 million or a working capital of approximately $12 million. As previously discussed, the Company anticipates 2002 revenue levels to be higher than levels experienced during 2001. However, given the Company's anticipated cash requirements to complete the revised Mahukona development project and plans to execute a strategic arrangement with Marine Forest (both discussed below), future capital raising or debt financing activities may be required.

In an effort to increase the marketability of the Company's common stock, among other reasons, in February 2002, the Company's board of directors authorized a three-for-one stock split effected in the form of a two hundred percent stock dividend.

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

The preliminary assessment of the consultants for the Mahukona property is the development of an all-inclusive fractional interest club community structured as an undivided interest ("UDI"). A UDI would allow the prospective buyer to use the Mahukona facility plus the eco-ranch lands and would provide an ownership interest in both. A UDI would not allow the prospective buyer to own a specific parcel of land, but only a fraction of each square foot of property. During the quarter ended June 30, 2002, the consultants completed their review and analysis of the Mahukona property and issued a Concept Development and Economic Projections Report. The "theme book" (a large, multi-page book, which incorporates representative images of the components of the project
incorporating  the  written   positioning   statement)  has  been  completed  by
InterCommunications,   Inc.,  a  marketing  consulting  firm,  for  purposes  of
presentations to prospective development partners, government agencies and research groups; the Company is in the process of choosing a project logo. The final site plan and development program is underway by EDSA, a consulting firm hired by the Company to perform a master plan audit, which will convey recommendations with regards to the modification of the existing master plan. The Company is continuing discussions with its consultants and hopeful formalized plans will be completed later in 2002.

Based on the preliminary assessment of its consultants, the revised Mahukona development project cost (excluding ongoing costs and maintenance) would be approximately $93 million and completed substantially over a three-year period. Based on information provided by its consultants, the Company anticipates the timing and details of the $93 million to be as follows (in thousands):

                                                     Year 1    Year 2    Year 3

Initial Infrastructure and Development Costs
Infrastructure (roads, water, sewer, etc.)          $10,000   $10,000   $10,000
Golf course, range, clubhouse, etc                   10,000    10,000
Tennis complex                                                  1,000
Central lodge facility (lobby, restaurants, etc.)              10,500
Beach club                                                     10,000
Recreational trails/improvements                                  500       500
Ranch Improvements/amenities                            500     2,000     1,000
Club boats / marina improvements                                1,500     1,000
Other amenities/improvements                                    2,000
Entrance/gatehouse                                                500
Design, permits, engineering
 contingency                                          3,075     7,200     2,012
                                                    -------   -------   -------
                                                    $23,575   $55,200   $14,512
                                                    =======   =======   =======

The Company recognizes that its current operations will not be sufficient to fund the cost of Mahukona's development and it may not be successful in future capital raising or debt financing activities. Accordingly, the Company is exploring other financing strategies including, but not limited to, a 50% joint venture with development partners, including, but not limited to, another property development company, a fractional facility management company or private investors. No assurances can be made that the Company will be able to finance or complete the Mahukona development as outlined above.

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

The Company continues to discuss the possibility of a strategic arrangement with Marine Forest including, but not limited to, the Company acquiring Marine Forest, which Marine Forest has orally agreed to. Current discussions, which are ongoing, are based upon a completed study (Concept Development and Economic Projections Report) prepared by a consultant for the Mahukona development plan.

Through June 30, 2002, no interest has been paid to the Company, however management anticipates that all accrued interest receivable will be reclassified to principal and settled in connection with the parties' contemplated strategic arrangement previously discussed.

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

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings:

There have been no material changes in legal proceedings as required to be reported on Form 10-QSB from as previously reported in the Company's 10-KSB for the fiscal year ended December 31, 2001.

Item 2.      Change in Securities:

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


Dated:  August 14, 2002