Form 10QSB
period 2002-09-30
SURETY HOLDINGS CORP
filed 2002-11-15
CIK 1119135

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002


( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to

     Commission File No.  0-32331

                              SURETY HOLDINGS CORP.
          -----------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

              Delaware                                    52-2229054
     ----------------------------------          -----------------------------
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

     (1)  YES   X     NO                       (1)  YES   X     NO
               ----     ----                             ----     ----

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

                         6,738,000 - - November 14, 2002

                      SURETY HOLDINGS CORP. AND SUBSIDIARY


                                      INDEX

                                                                               PAGE
                                                                               ----
Part I - Financial Information

          Item 1 - Condensed Consolidated Financial Statements (unaudited)

               Balance Sheet as of September 30, 2002                             1

               Statements of Income for the nine and three months
                 ended September 30, 2002 and 2001                                2

               Statements of Cash Flows for the nine months ended September
               30, 2002 and 2001                                                  3

               Notes to Financial Statements                                    4-8


          Item 2 - Management's Discussion and Analysis or Plan of Operation   9-16

          Item 3 - Evaluation of Disclosure Controls and Procedures              17



Part II - Other Information

          Item 1 - Legal Proceedings                                             17

          Item 2 - Change in Securities                                          17

          Item 3 - Defaults Upon Senior Securities                               17

          Item 4 - Submission of Matters to a Vote of Security Holders           17

          Item 5 - Other Information                                             17

          Item 6 - Exhibits and Reports on Form 8-K                              17

          SIGNATURE                                                              18

          CERTIFICATIONS                                                       19-22



                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                           $   10,046,000
  Real estate held for sale, current                                  2,950,000
  Other current assets                                                  164,000
                                                                 --------------
     Total current assets                                            13,160,000

NOTES RECEIVABLE, less current maturities                             1,487,000

NOTE RECEIVABLE, officer                                                570,000

REAL ESTATE HELD FOR SALE                                            35,768,000

NOTES RECEIVABLE AND ACCRUED INTEREST,
  MARINE FOREST RESORT, INC., net of a $7.2
  million allowance for loan losses                                   3,814,000

REAL ESTATE DEVELOPMENT COSTS                                        37,721,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  and amortization of $1,908,000                                      2,612,000

DEFERRED TAX ASSET                                                    3,512,000
                                                                 --------------
                                                                 $   98,644,000
                                                                 ==============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable, current maturity                                $       30,000
  Notes payable, president                                                7,000
  Accounts payable                                                      419,000
  Accrued expenses and other current liabilities                        140,000
  Income taxes payable                                                  400,000
                                                                 --------------
     Total current liabilities                                          996,000
                                                                 --------------

 LONG-TERM LIABILITIES,
  Notes payable, less current maturity                                  413,000
                                                                 --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value,
  200,000,000 shares authorized,
  6,738,000 shares issued and
  outstanding                                                             7,000
Capital in excess of par value                                      101,678,000
Accumulated deficit                                                  (4,450,000)
                                                                 --------------
     Total stockholders' equity                                      97,235,000
                                                                 --------------

                                                                 $   98,644,000
                                                                 ==============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                NINE MONTHS ENDED SEPTEMBER 30,  THREE MONTHS ENDED SEPTEMBER 30,
                                      2002           2001               2002           2001
                                  -----------    -----------         -----------    -----------
REVENUES                         $ 3,386,000    $ 2,470,000         $ 1,593,000    $ 1,131,000


COST OF REVENUES                   1,254,000        986,000             605,000        438,000
                                 -----------    -----------         -----------    -----------

GROSS PROFIT                       2,132,000      1,484,000             988,000        693,000

GENERAL AND ADMINISTRATIVE
 EXPENSES                          1,215,000        997,000             440,000        256,000
                                 -----------    -----------         -----------    -----------

INCOME FROM OPERATIONS               917,000        487,000             548,000        437,000
                                 -----------    -----------         -----------    -----------
OTHER INCOME (EXPENSE)
Interest income                      240,000        979,000             103,000        325,000
Interest expense                    (106,000)       (47,000)             (8,000)       (19,000)
                                 -----------    -----------         -----------    -----------
                                     134,000        932,000              95,000        306,000
                                 -----------    -----------         -----------    -----------

INCOME BEFORE INCOME TAXES         1,051,000      1,419,000             643,000        743,000

INCOME TAXES                        (411,000)      (562,000)           (246,000)      (168,000)
                                 -----------    -----------         -----------    -----------

NET INCOME                       $   640,000    $   857,000         $   397,000    $   575,000
                                 ===========    ===========         ===========    ===========


NET INCOME PER COMMON
 SHARE, basic and diluted        $      0.09    $      0.13         $      0.06    $      0.09
                                 ===========    ===========         ===========    ===========


WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING, basic and diluted    6,738,000      6,738,000           6,738,000      6,738,000
                                 ===========    ===========         ===========    ===========




SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                     2002            2001
                                                                 ------------    ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                     $    640,000    $    857,000
  Adjustments to reconcile net income
    to net cash used in operating activities:
      Depreciation and amortization                                   112,000         121,000
      Deferred income taxes                                             8,000         540,000
      Accrued interest receivable, Marine Forest Resorts, Inc.                       (730,000)
      Gain on sales of property                                    (2,148,000)     (1,403,000)
      Loss (gain) on disposition of property                           12,000          (7,000)
      Loss on sale of notes receivable                                 75,000
      Increase (decrease) in cash
       attributable to changes in operating
       assets and liabilities:
        Other current assets                                          (22,000)       (188,000)
        Accounts payable                                              (19,000)        101,000
        Accrued expenses and other
         current liabilities                                           16,000        (161,000)
        Income taxes payable                                          400,000          28,000
                                                                 ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES                                (926,000)       (842,000)
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                (105,000)       (219,000)
  Proceeds from sales of property                                   2,686,000       1,144,000
  Real estate development expenditures                             (1,944,000)     (2,160,000)
  Proceeds from repayments of notes receivable                        819,000         963,000
  Proceeds from repayments of note receivable, officer                  5,000
  Advances to Marine Forest Resort, Inc.                                           (1,950,000)
                                                                 ------------    ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 1,461,000      (2,222,000)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable                                 (22,000)       (509,000)
  Proceeds from bank line of credit                                                 1,000,000
  Proceeds from notes payable, president                                              165,000
  Repayments of notes payable, president                             (375,000)
                                                                 ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (397,000)        656,000
                                                                 ------------    ------------

NET INCREASE (DECREASE) IN CASH                                       138,000      (2,408,000)

CASH
  Beginning of period                                               9,908,000      10,147,000
                                                                 ------------    ------------
  End of period                                                  $ 10,046,000    $  7,739,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
 FINANCING ACTIVITY, issuance of notes receivable to officer
 upon sale of property and leasehold improvements                $    575,000    $         --
                                                                 ============    ============




SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY


         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS

Surety Holdings Corp. ("Surety") and its wholly-owned subsidiary, Surety Kohala Corporation ("Kohala") (collectively, the "Company") is primarily engaged in the development of a property on 642 acres of land in the North Kohala district of Hawaii Island in the state of Hawaii. This development, referred to as the Kohala Preserve (f/n/a Mahukona development project) (see Note 3), was initially slated to be a hotel, 18-hole golf course and resort homes. However, the Company is exploring other avenues of development for the 642 acres most notably, an all-inclusive fractional interest club community.

The current operations of the Company include the sale of its non-Kohala Preserve project real estate and other ancillary activities, all of which are not deemed to be the future of the Company's business.

2.  UNAUDITED STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED STATEMENTS

The accompanying condensed consolidated financial statements of Surety Holdings Corp. and Subsidiary as of September 30, 2002 and for the nine and three-month periods ended September 30, 2002 and 2001 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report on the Form 10-KSB for the year ended December 31, 2001. The results of operations for the nine and three-month periods ended September 30, 2002 are not necessarily indicative of the results that may occur for the year ending December 31, 2002.

INCOME PER COMMON SHARE

The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has no securities or other contracts to issue common stock, basic and diluted net income per common share for the nine and three-month periods ended September 30, 2002 and 2001 were the same.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Surety and Kohala. All significant intercompany transactions and balances have been eliminated in consolidation.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  REAL ESTATE DEVELOPMENT COSTS

At September 30, 2002, real estate development costs, attributed primarily to the Company's Kohala Preserve, consist of the following:

 Land and land acquisition costs            $ 23,896,000
 Planning and studies                          2,670,000
 Engineering and architectural                   564,000
 Infrastructure                                6,473,000
 Professional and consulting fees              2,610,000
 Other                                         1,508,000
                                            ------------
                                            $ 37,721,000
                                            ============

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

5.  COMMITMENTS AND CONTINGENCIES

The prior approvals obtained for the Kohala Preserve project are conditional; that is, each approval is subject to various conditions of approval. Certain of these conditions of approval contain time limits or financial compliance requirements, which if not met, may ultimately result in legislative and/or administrative actions to void or revoke the prior approvals. The effect of such adverse actions would be to return the land entitlements to the former zoning, or more appropriate zoning as determined by the County of Hawaii. The Company believes that it has continued to maintain the prior approvals through compliance with all applicable conditions. In the future, however, the Company may not be able to maintain compliance with all applicable conditions.

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

6.  RELATED PARTY TRANSACTIONS

NOTES PAYABLE, PRESIDENT

From time to time, the Company's President advances the Company monies pursuant to one-year 5% promissory notes. At September 30, 2002, the amount owed to the Company's President pursuant to such notes was approximately $7,000. Related interest expense for the nine months ended September 30, 2002 and 2001 is approximately $7,000 and $16,000, respectively and $1,000 and $16,000, for the three months ended September 30, 2002 and 2001, respectively.

                      SURETY HOLDINGS CORP. AND SUBSIDIARY


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  RELATED PARTY TRANSACTIONS (CONTINUED)

MARINE FOREST RESORT, INC. ("MARINE FOREST")

Pursuant to uncollateralized promissory notes, the Company advanced Marine Forest, a related Japanese corporation that owns approximately 400 acres of land in Okinawa, Japan, $9.75 million. The notes bear interest at the U.S. prime rate, at date of issuance, plus one percent. Under their original terms, the notes were due nine months after date of issuance. However, the notes were extended an additional nine months and subsequently extended to December 31, 2002, as a concession to Marine Forest to advance Marine Forest's development projects. In connection therewith, the Company continues to discuss the possibility of a strategic arrangement with Marine Forest, including the Company acquiring Marine Forest. Current discussions, which are ongoing, are based upon a recently completed study (Concept Development and Economic Projections Report) prepared by a consultant for the Kohala Preserve plan. Related interest income for the nine months ended September 30, 2002 and 2001 is approximately nil and $730,000, respectively. Related interest income for the three months ended September 30, 2002 and 2001 is approximately nil and $255,000, respectively. In 2002, the Company discontinued accruing interest income on the promissory notes in light of its 2001 impairment charge (see next paragraph). Through September 30, 2002, no interest has been paid, however management anticipates that all accrued interest receivable will be reclassified to principal and settled in connection with the parties' contemplated strategic arrangement.

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

OTHER

During the nine months ended September 30, 2002 and 2001, the Company rented properties to related individuals for approximate aggregate rentals of $10,000 and $40,000, respectively. The aggregate rentals to related individuals for the three months ended September 30, 2002 and 2001 was nil and $10,000, respectively.

7.  SEGMENT REPORTING

As discussed in Note 1, the Company's primary business focus is the Kohala Preserve project. Nonetheless, the Company complies with SFAS No. 131
"Disclosures about Segments of an Enterprise and Related Information", which provides information about the Company's current business activities. Management has divided the Company into the following segments: real estate sales, rental, cattle sales and other. Transactions between segments are not common and are not material to the segment information. Some business activities that cannot be classified in the aforementioned segments are shown under "corporate".

Operating results, by segment, for the nine and three months ended September 30, 2002 and 2001 are as follows (in thousands):

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.  Segment reporting (continued)

                                             NINE MONTHS ENDED SEPTEMBER 30, 2002

                                       Real Estate      Rental          Cattle
                                          Sales        Activity          Sales          Other       Corporate        Total
                                      --------------------------------------------------------------------------------------
Total revenues                        $     2,686       $    221       $     259      $     220      $   --        $   3,386
Total cost of revenues                        849             86             156            163                        1,254
                                      --------------------------------------------------------------------------------------

Segment profit                              1,837            135             103             57                        2,132
General and administrative expenses                                                                     (1,215)       (1,215)
Interest income, net                                                                                       134           134
Income taxes                                                                                              (411)         (411)
                                      --------------------------------------------------------------------------------------

Net income (loss)                     $     1,837       $    135       $     103      $      57      $  (1,492)    $     640
                                      ======================================================================================

Total assets                          $    40,219       $     63       $     101      $     585      $  57,676     $  98,644
                                      ======================================================================================

Capital expenditures                  $    --           $  --          $       9      $      63      $   1,977     $   2,049
                                      ======================================================================================

Depreciation and amortization         $    --           $      3       $      13      $      50      $      46     $     112
                                      ======================================================================================

                                             NINE MONTHS ENDED SEPTEMBER 30, 2001

                                      Real Estate        Rental          Cattle
                                         Sales          Activity          Sales          Other       Corporate      Total
                                      ------------------------------------------------------------------------------------
Total revenues                        $   1,683           $    273       $     309      $    205       $   --      $   2,470
Total cost of revenues                      531                103             181           171                         986
                                      --------------------------------------------------------------------------------------
Segment profit                            1,152                170             128            34                       1,484
General and administrative expenses                                                                         (997)       (997)
Interest income, net                                                                                         932         932
Income taxes                                                                                                (562)       (562)
                                      --------------------------------------------------------------------------------------
Net income (loss)                     $   1,152           $    170       $     128      $     34       $    (627)  $     857
                                      ======================================================================================

Total assets                          $  42,225           $  2,006       $      37      $    138       $  57,200   $ 101,606
                                      ======================================================================================

Capital expenditures                  $     --            $      7       $      87      $    120       $   2,165   $   2,379
                                      ======================================================================================

Depreciation and amortization         $     --            $      5       $      10      $     51       $      55   $     121
                                      ======================================================================================

                      SURETY HOLDINGS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.    SEGMENT REPORTING (CONTINUED)

                                       THREE MONTHS ENDED SEPTEMBER 30, 2002

                                      Real Estate    Rental       Cattle
                                         Sales      Activity       Sales        Other       Corporate     Total
                                      ---------------------------------------------------------------------------
Total revenues                        $   1,368    $      61     $      69    $      95    $   --       $   1,593
Total cost of revenues                      465           29            67           44                       605
                                      ---------------------------------------------------------------------------
Segment profit                              903           32             2           51                       988
General and administrative expenses                                                             (440)        (440)
Interest income, net                                                                              95           95
Income taxes                                                                                    (246)        (246)
                                      ---------------------------------------------------------------------------

Net income (loss)                     $     903    $      32     $       2    $      51    $    (591)   $     397
                                      ===========================================================================

Capital expenditures                  $   --       $   --        $       5    $      12    $     982    $     999
                                      ===========================================================================

Depreciation and amortization         $   --       $       1     $       5    $      19    $      14    $      39
                                      ===========================================================================


                                       THREE MONTHS ENDED SEPTEMBER 30, 2001
                                      Real Estate    Rental       Cattle
                                         Sales      Activity       Sales        Other       Corporate     Total
                                      ---------------------------------------------------------------------------
Total revenues                        $     894    $      71     $      75    $      91    $    --      $   1,131
Total cost of revenues                      273           26            75           64                       438
                                      ---------------------------------------------------------------------------
Segment profit                              621           45          --             27                       693
General and administrative expenses                                                             (256)        (256)
Interest income, net                                                                             306          306
Income taxes                                                                                    (168)        (168)
                                      ---------------------------------------------------------------------------

Net income (loss)                     $     621    $      45     $    --      $      27    $    (118)   $     575
                                      ===========================================================================

Capital expenditures                  $    --      $    --       $      11    $      46    $     763    $     820
                                      ===========================================================================

Depreciation and amortization         $    --      $       1     $       4    $      18    $      25    $      48
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

OVERVIEW

Surety Holdings Corp. (the "Company"), through its wholly-owned subsidiary, Surety Kohala Corporation ("Surety Kohala") (formerly Chalon International of Hawaii, Inc.), is engaged in the development of a property on 642 acres of land in the North Kohala district of Hawaii Island in the state of Hawaii. This development, referred to as the Kohala Preserve project (f/n/a Mahukona development project), was initially slated to be a hotel, 18-hole golf course and resort homes. However, the Company is exploring other avenues of development for the 642 acres most notably, an all-inclusive fractional interest club community (see KOHALA PRESERVE in Liquidity and Capital Resources).

The current operations of the Company (discussed below) include the sale of its non-Kohala Preserve project real estate and other ancillary activities, many of which are not deemed to be the future of the Company's business.

RESULTS OF OPERATIONS

The following table sets forth the statements of income of the Company for the nine months ended September 30, 2002 and 2001:

                                              2002                2001
                                          -------------      --------------

Real estate sales                         $   2,686,000      $    1,683,000
Rentals                                         221,000             273,000
Cattle sales                                    259,000             309,000
Other                                           220,000             205,000
                                          -------------      --------------
    Total revenues                            3,386,000           2,470,000
                                          -------------      --------------

Cost of real estate sales                       849,000             531,000
Cost of rentals                                  86,000             103,000
Cost of cattle sales                            156,000             181,000
Cost of other                                   163,000             171,000
                                          -------------      --------------

    Total cost of revenues                    1,254,000             986,000
                                          -------------      --------------

Gross profit                                  2,132,000           1,484,000

General and administrative expenses           1,215,000             997,000
                                          -------------      --------------

Income from operations                          917,000             487,000
                                          -------------      --------------
Interest income                                 240,000             979,000
Interest expense                               (106,000)            (47,000)
Income taxes                                   (411,000)           (562,000)
                                          -------------      --------------
                                               (277,000)            370,000
                                          -------------      --------------

Net income                                $     640,000      $      857,000
                                          =============      ==============

REAL ESTATE SALES -

During the nine months ended September 30, 2002, the Company sold eight parcels for proceeds of $2,686,000. During the same period of the prior year, there were sales of only four parcels due to survey delays. Real estate sales for both periods have been impacted due to delays caused by the Company's survey company, the largest survey company on the Big Island of Hawaii and probably the only survey company large enough to handle the Company's PCRS (Parcel Consolidation Re-Subdivision) parcels and subdivisions, being backlogged with work. This surveying backlog is a result of increasing demand of the Company's North Kohala property in a favorable economic time. Further, many of the properties the Company is selling have never been surveyed and the topography and terrain are very difficult for surveyors. To address the backlog, the Company recently switched surveyors on several projects and survey work is beginning to be completed in a timely manner. The Company is expecting between 10 and 20 closings in the fourth quarter of 2002, which will bring additional proceeds of approximately $10 million. However, in light of the aforementioned among other unanticipated circumstances, no assurances can be made that the Company will meet its expectations in this regard.

Real estate sales margin remained consistent when compared to the prior period. Included in 2002 real estate costs is a $15,000 loss brought about as the result of the sale of the Sandalwood house and property to Surety Kohala's president.

RENTAL REVENUES -

The approximate 19% decrease in rental revenue is primarily attributable to the sale of real estate formerly leased by the Company. The Company expects this trend to continue in the fourth quarter of 2002 and into 2003.

CATTLE SALES -

The approximate 16% decrease in cattle sales is attributable to a difficult-to-predict beef market. The Company experienced an increase of 64 heads in the sale of cattle from the same period of the prior year but this was offset by a 11% decrease in the price per head. During the nine months ended September 30, 2002, cattle expenditures decreased approximately 14%, as a result of the sale of land previously used for pastures. The Company anticipates that future cattle revenues and costs will continue to decrease as the Company continues its sale of pasture lands.

OTHER REVENUES -

Other revenues increased approximately 7% during the first nine months of 2002 as Eco-tourism activity rebounded strongly from the September 11th induced downturn. Margins also increased in 2002 as stronger Eco-tourism revenues offset an increase in repairs and maintenance of buildings and grounds. The Company anticipates that other revenues will continue to increase over the next year.

GENERAL AND ADMINISTRATIVE EXPENSES -
General and administrative expenses for the nine months ended September 30, 2002 increased approximately 22% as compared with the same period of 2001. The components of general and administrative expenses for 2002 include salaries and related costs of approximately $373,000; professional fees (legal, auditing and consulting) of approximately $289,000; franchise and other taxes of approximately $142,000; depreciation of approximately $47,000; insurance of approximately $89,000; rent expense of approximately $69,000; travel, meals and entertainment of approximately $122,000 and other expenses aggregating approximately $84,000. The components of general and administrative expenses for the same period of 2001 include salaries and related costs of approximately $409,000; professional fees (legal, auditing and consulting) of approximately $199,000; franchise and other taxes of approximately $158,000; depreciation of approximately $45,000 insurance of approximately $40,000; rent expense of approximately $31,000; travel, meals and entertainment of approximately $13,000 and other expenses aggregating approximately $102,000.

OTHER INCOME AND EXPENSE -
Decreased interest income during the nine months ended September 30, 2002 is directly attributable to the Company discontinuing its accrual of interest income on the Marine Forest notes in light of its 2001 impairment charge and compliance with the requirements of Statements of Financial Accounting Standards ("SFAS") No 114. Included in interest expense for the nine months ended September 30, 2002 is an approximate $75,000 loss (a finance cost) resulting from the sale of 5 mortgage notes to financial institutions at a discount which provided cash of approximately $759,000.

RESULTS OF OPERATIONS

The following table sets forth the statements of income of the Company for the three months ended September 30, 2002 and 2001:

                                            2002              2001

Real estate sales                       $  1,368,000      $    894,000
Rentals                                       61,000            71,000
Cattle sales                                  69,000            75,000
Other                                         95,000            91,000
                                        ------------      ------------
   Total revenues                          1,593,000         1,131,000
                                        ------------      ------------

Cost of real estate sales                    465,000           273,000
Cost of rentals                               29,000            26,000
Cost of cattle sales                          67,000            75,000
Cost of other                                 44,000            64,000
                                        ------------      ------------
   Total cost of revenues                    605,000           438,000
                                        ------------      ------------

Gross profit                                 988,000           693,000

General and administrative expenses          440,000           256,000
                                        ------------      ------------

Income from operations                       548,000           437,000
                                        ------------      ------------
Interest income                              103,000           325,000
Interest expense                              (8,000)          (19,000)
Income taxes                                (246,000)         (168,000)
                                        ------------      ------------
                                            (151,000)          138,000
                                        ------------      ------------

Net income                              $    397,000      $    575,000
                                        ============      ============


REAL ESTATE SALES -

During the three months ended September 30, 2002, the Company sold two parcels for proceeds of $1,368,000. During the same period of the prior year, there were also two sales of parcels for proceeds of $894,000. See management's discussion and analysis for the nine months ended September 30, 2002 and 2001 for discussion of delays and future expectations.

RENTAL REVENUES -

As previously discussed, the decrease in rental revenue and related margins is attributable to the sale of real estate formerly leased by the Company. The Company expects this trend to continue in the fourth quarter of 2002 and into 2003.

 CATTLE SALES -

Cattle sales declined approximately 8% for the three months ended September 30, 2002, as compared to the same period in the prior year, as the average price per head of cattle decreased 10% from the same period of the prior year. The Company believes that cattle sales will continue to decrease for the foreseeable future due to the continuing sale of pasture lands.

OTHER REVENUES -

Other revenues remained relatively unchanged during the three months ended September 30, 2002 as compared to the same period of the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES -

General and administrative expenses for the three months ended September 30, 2002 increased 72% with the same period of 2001. The components of general and administrative expenses for the three months ended September 30, 2002 include salaries and related costs of approximately $111,000; professional fees (legal, auditing and consulting) of approximately $147,000; franchise and other taxes of approximately $40,000; depreciation of approximately $16,000; insurance of approximately $29,000; rent expense of approximately $21,000; travel, meals and entertainment of approximately $50,000 and other expenses aggregating approximately $26,000. The components of general and administrative expenses for the same period of the prior year include salaries and related costs of approximately $101,000; professional fees (legal, auditing and consulting) of approximately $38,000; franchise and other taxes of approximately $44,000; depreciation of approximately $13,000; insurance of approximately $12,000; rent expense of approximately $10,000; travel, meals and entertainment of approximately $3,000 and other expenses aggregating approximately $35,000.

OTHER INCOME AND EXPENSE -

Decreased interest income during the three months ended September 30, 2002 is directly attributable to the Company discontinuing its accrual of interest income on the Marine Forest note in light of its 2001 impairment charge and compliance with the requirements of SFAS No. 114.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

For the nine months ended  September  30, 2002 and 2001,  the Company's net cash
used  in  operating   activities   of   approximately   $926,000  and  $842,000,
respectively, is comprised of the following:

                                          2002               2001

Net income                           $     640,000      $     857,000

Depreciation and amortization              112,000            121,000

Deferred income taxes                        8,000            540,000

Net gain on sales of property
  and notes receivable                  (2,061,000)        (1,410,000)

Changes in operating assets
 and liabilities                           375,000           (950,000)
                                     -------------      -------------
                                     $    (926,000)     $    (842,000)
                                     =============      =============

For the nine months ended September 30, 2002 and 2001, the Company's net cash provided by (used in) investing activities of approximately $1,461,000 and ($2,222,000), respectively, is comprised of the following:

                                                  2002                2001

Capital expenditures including
  real estate development                     $  (2,049,000)     $  (2,379,000)

Proceeds from sales of property                   2,686,000          1,144,000

Proceeds from notes receivable                      819,000            963,000

Proceeds from note receivable, officer                5,000

Advances to Marine Forest                                           (1,950,000)
                                              -------------      -------------
                                              $   1,461,000      $  (2,222,000)
                                              =============      =============

Approximately $956,000 of the $2,049,000 2002 capital expenditures was made to progress the Company's Kohala Preserve endeavors. These expenditures include approximately $134,000 for land-clearing, leveling and grading, approximately $71,000 of professional fees including consulting, approximately $679,000 for design, engineering and surveying and $72,000 for other. As previously discussed, in 2002, the Company sold eight properties for total proceeds of $2,686,000, whereas in 2001 there were only four sales of real estate for total proceeds of $1,682,000. During the nine months ended September 30, 2001, the Company advanced Marine Forest monies pursuant to short-term promissory notes. No monies were advanced to Marine Forest during the nine months ended September 30, 2002 (see separate liquidity discussion on page 16).

For the nine months ended September 30, 2002 and 2001, the Company's net cash provided by (used in) financing activities of approximately ($397,000) and $656,000, respectively, is comprised of the following:

                                                  2002               2001

Debt proceeds (from President)                $         --       $     165,000

Proceeds from notes and bank line of credit                          1,000,000

Repayment of debt (to President)                   (375,000)

Debt repayments                                     (22,000)          (509,000)
                                              -------------      -------------
                                              $    (397,000)     $     656,000
                                              =============      =============

As of September 30, 2002, the Company has total current assets of approximately $13.2 million and total current liabilities of approximately $1 million or a working capital of approximately $12.2 million. As previously discussed, the Company anticipates 2002 revenue levels to be higher than levels experienced during 2001. However, given the Company's anticipated cash requirements to complete the revised Kohala Preserve project and plans to execute a strategic arrangement with Marine Forest (both discussed below), future capital raising or debt financing activities may be required.

In an effort to increase the marketability of the Company's common stock, among other reasons, in February 2002, the Company's board of directors authorized a three-for-one stock split effected in the form of a two hundred percent stock dividend.

KOHALA PRESERVE (F/N/A MAHUKONA DEVELOPMENT)

As previously discussed, the events of September 11th had an impact on tourism and hence, temporarily curtailed the Company's development activities. However, the Company believes that the tourist market and the high-end second home market are gradually recovering. In this regard, the Company has resumed its development strategies however it has focused on a revised plan for the 642 acres of land in the North Kohala district of Hawaii Island in the state of Hawaii (known as the Kohala Preserve project). As previously reported, the plan for this valuable parcel of land was the development of a hotel, 18-hole golf course and resort homes. However, the Company recently hired several consultants, with extensive experience in high-end resort development and marketing, to reassess its development strategy with respect to Mahukona property, the goal of which is to provide the Company guidance in determining an effective development strategy that will optimize the property's economic potential.

The preliminary assessment of the consultants for the Kohala Preserve property is the development of an all-inclusive fractional interest club community structured as an undivided interest ("UDI"). A UDI would allow the prospective buyer to use the Kohala Preserve facility plus the eco-ranch lands and would provide an ownership interest in both. A UDI would not allow the prospective buyer to own a specific parcel of land, but only a fraction of each square foot of property. During the quarter ended June 30, 2002, the consultants completed their review and analysis of the Kohala Preserve property and issued a Concept Development and Economic Projections Report. The "theme book" (a large, multi-page book, which incorporates representative images of the components of the project incorporating the written positioning statement) has been completed by InterCommunications, Inc., a marketing consulting firm, for purposes of presentations to prospective development partners, government agencies and research groups; the Company is in the process of choosing a project logo. The final site plan and development program is underway by EDSA, a consulting firm hired by the Company to perform a master plan audit, which will convey recommendations with regards to the modification of the existing master plan. The Company is continuing discussions with its consultants and hopeful formalized plans will be completed before the end of the year.

Based on the preliminary assessment of its consultants, the revised Kohala Preserve project cost (excluding ongoing costs and maintenance) would be approximately $93 million and completed substantially over a three-year period. Based on information provided by its consultants, the Company anticipates the timing and details of the $93 million to be as follows (in thousands):

                                                        YEAR 1           YEAR 2         YEAR 3
INITIAL INFRASTRUCTURE AND DEVELOPMENT COSTS
Infrastructure (roads, water, sewer, etc.)            $    10,000     $    10,000     $    10,000
Golf course, range, clubhouse, etc.                        10,000          10,000
Tennis complex                                                              1,000
Central lodge facility (lobby, restaurants, etc.)                          10,500
Beach club                                                                 10,000
Recreational trails/improvements                                              500             500
Ranch Improvements/amenities                                  500           2,000           1,000
Club boats / marina improvements                                            1,500           1,000
Other amenities/improvements                                                2,000
Entrance/gatehouse                                                            500
Design, permits, engineering
 contingency                                                3,075           7,200           2,012
                                                      -----------     -----------     -----------
                                                      $    23,575     $    55,200     $    14,512
                                                      ===========     ===========     ===========


The Company recognizes that its current operations will not be sufficient to fund the cost of Kohala Preserve project and it may not be successful in future capital raising or debt financing activities. Accordingly, the Company is exploring other financing strategies including, but not limited to, a 50% joint venture with development partners, including, but not limited to, another property development company, a fractional facility management company or private investors. No assurances can be made that the Company will be able to finance or complete the Kohala Preserve as outlined above.

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

The Company continues to discuss the possibility of a strategic arrangement with Marine Forest including, but not limited to, the Company acquiring Marine Forest, which Marine Forest has orally agreed to. Current discussions, which are ongoing, are based upon a completed study (Concept Development and Economic Projections Report) prepared by a consultant for the Kohala Preserve plan.

Through September 30, 2002, no interest has been paid to the Company, however management anticipates that all accrued interest receivable will be reclassified to principal and settled in connection with the parties' contemplated strategic arrangement previously discussed.

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

Item 3.   Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our president and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

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


                              SURETY HOLDINGS CORP.
                                  (Registrant)



                              By: /s/ Howard R. Knapp
                              -----------------------
                              Howard R. Knapp
                              Chief Financial Officer

Dated:  November 14, 2002

                                 CERTIFICATIONS

I, Yoshihiro Kamon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Surety Holdings Corp. and Subsidiary;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3. Based on my knowledge, the condensed consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a)  Designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the periods in which this quarterly report is being prepared;

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c)  Presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

    (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002





                             By: /s/ Yoshihiro Kamon
                              --------------------------------------
                              Yoshihiro Kamon
                              President and sole Director of Surety

                                 CERTIFICATIONS

I, Howard R. Knapp, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Surety Holdings Corp. and Subsidiary;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3. Based on my knowledge, the condensed consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a)  Designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the periods in which this quarterly report is being prepared;

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c)  Presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

    (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002
                             By: /s/ Howard R. Knapp
                                 ---------------------------------
                                 Howard R. Knapp
                                 Chief Financial Officer of Surety

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. 1350

     In connection with the accompanying Quarterly Report on Form 10-QSB of Surety Holdings Corp. and Subsidiary for the quarter ended September 30, 2002, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     (1) such Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in such Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Surety Holdings Corp. and Subsidiary.

Nov. 14, 2002                      /s/ Yoshihiro Kamon
                                   -------------------
                                   Name: Yoshihiro Kamon
                                   Title: President and Sole Director of Surety

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. 1350

In connection with the accompanying Quarterly Report on Form 10-QSB of Surety Holdings Corp. and Subsidiary for the quarter ended September 30, 2002, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     (1) such Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in such Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Surety Holdings Corp. and Subsidiary.

Nov. 14, 2002                           /s/ Howard R. Knapp
                                        -------------------
                                        Name: Howard R. Knapp
                                        Title: Chief Financial Officer of Surety