Form 10KSB
period 2002-12-31
SURETY HOLDINGS CORP
filed 2003-04-15
CIK 1119135

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 (OR)15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from 1/1/02 to 12/31/02
                        Commission file number 000-32311

                             SURETY HOLDINGS CORP.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              DELAWARE                                  52-222-9054
       State of Organization                        IRS Employer ID No.

4400 Rt. 9 South, Freehold, N.J. Suite 3000               07728
(Address of principal executive office)                 (Zip code)

                         Registrant's Telephone Number,
                       Including area code: (732) 762-1351

      Securities registered under Section 12(b) of the Exchange Act: None

                              Title of each class:

                   Name of each exchange on which registered:

                        Securities registered under 12(g)
                        of the Exchange Act: Common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days [x] yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

                          The issuer's revenues for the
                     most recent fiscal year was $5,037,000

The aggregate market value of Surety Holding Corp.'s voting common equity held by non-affiliates was approximately $481,000 at April 2, 2003 based on the average bid and asked price.

As of April 1, 2003 6,738,000 shares of Surety Holdings Corp. Common Stock @ $.001 par value were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None
================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

         In June 1999, Surety Holdings Corp., a Florida corporation incorporated in December 1995), merged with Surety Holdings Corp., a Delaware corporation (incorporated in May 1999). The surviving Delaware corporation ("Surety") continued the Florida corporation's endeavors of pursuing business opportunities. Surety Kohala Corporation, ("Surety Kohala"), a subsidiary of Surety, was incorporated in Hawaii in December 1988 under the name Chalon International of Hawaii, Inc. for the primary purpose of real estate development, including the acquisition of fee simple land or leaseholds, and the construction of improvements thereon.

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

         Surety and its wholly owned subsidiaries (collectively, the "Company") are primarily engaged in the development of a property on approximately 642 acres of land in the Mahukona Section of the North Kohala district of Hawaii Island in the state of Hawaii (the "Kohala Preserve development project"). The development was initially intended to be a hotel, 18-hole golf course and resort homes. However, the Company is considering other avenues of development for the 642 acres, most notably, an all-inclusive fractional interest club community.

         During the past four (4) years, the Company's income was derived primarily from real estate sales, with minimal revenues derived from rental income of property and from cattle and other revenues. The Company has an accumulated deficit, specifically $6.6 million as of December 31, 2002. In addition, the Company refined the Kohala Preserve development project, the approvals for which had been obtained years earlier. In the future, however, the Company may not be able to maintain compliance with all applicable conditions of the approvals. The Company has twelve (12) full time employees and one (1) part time employee excluding executive officers and directors. The Company does not have any franchises, concessions, royalty agreements or labor contracts.

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

         Although the Company believes that the Kohala Preserve development project is unique, it will, nevertheless, face competition from existing hotels, resorts and golf courses, as well as any others that may be constructed in the future. The competing hotels, resorts and golf courses will have been previously established and may be better financed. In that context, it is difficult to assess the impact on the Company's proposed Kohala Preserve development project by the existing and potential competition. The Company operates in a highly competitive market with extremely high barriers to entry.

         In addition, the Company's business and its proposed development are subject to various other risk factors including but not limited to general economic conditions, available financing conditions specific to the property, unfavorable local, regional, national and international developments, weather condition, federal, state and local regulations pertaining to property development.

(b) BUSINESS OF SURETY

SURETY KOHALA

         Surety Kohala owns approximately 14,800 acres of fee simple land in North Kohala district of Hawaii Island (The Big Island), in the State of Hawaii, USA.

         In December 1988, Surety Kohala was established in Hawaii. Surety Kohala was established to acquire, own and develop the vacant land in North Kohala, (Kohala Land). The Kohala Land consisted of about 19,384 acres, the majority which is zoned for agriculture. The land had been used for sugar cane production for approximately 100 years until the early 1970's when the facility was closed. After the cessation of the sugar cane operations there were no major activities on the land, which was left vacant. In December 1988, Surety Kohala acquired the Kohala Land. In addition, Surety Kohala acquired 235 acres in September 1989, and 164 acres in December 1991 for the expansion of the Kohala Preserve. Surety Kohala has, since 1989, worked with the local Kohala community for the master planning of the development and is intending to develop a New Style Health community, utilizing eco-management of the excellent natural environment. The plan is more than just building a resort area; it is a plan to integrate an existing community with a new development plan for the 15,000 acres of land, which is expected to include housing, recreational facilities, farming, historical assets and commercial business institutes.

         The Kohala Preserve property consists of approximately 642 acres of land. Surety Kohala has already acquired the necessary governmental permits for the developments of a hotel and 18-hole golf course. Located on the leeward
(dry) side of the island, with resort permitting in place, and general community and government acceptance as a resort location, Kohala Preserve is a valuable and critical component of the overall master plan strategy. In keeping focused on an eco-based theme for the master plan, and working towards Surety Kohala corporate goals, the Kohala Preserve will:

         1. Emphasize sensitivity to the Hawaii environment, culture, human, physical and spiritual health, practicality, comfort and quality accommodations.

         2. Provide access to the unique, semi-exclusive Hawaiian eco-activities on the Surety Kohala land.

         Although there is no assurance that this will, in fact, be the actual total cost, it is expected that the total current cost for the Kohala Preserve Development will be approximately $214,000,000. This estimated cost includes infrastructure and amenities, 3 and 2 bedroom fractional homes, cottages 3 and 2 bedroom condos, home lots and a hotel.

         The Company believes Kohala Coast Resort Area is one of the most luxurious resort areas in the US. Kohala Preserve is approximately a 20 minute drive from the north point of the Kohala Coast Resort Area. The relation between Kohala Preserve and Kohala Coast Resort is similar to Kapalua Resort and Kaanapali Resort in Maui. This means the Kohala Preserve is more isolated and an eco-related facility compared to Kohala Coast Resort Area. Our strategy is to utilize Kohala Coast's luxury image and price range without competing with their resorts. We expect to emphasize a "New Style of Development", which is beyond the regular resort development. Surety Kohala has acquired necessary zonings. SMA (Special Management Area) Use permit and Golf Course Use Permits. In order to complete the construction, Surety Kohala will, however, require various governmental permits. It is anticipated, although there can be no assurance because of various factors beyond the Company's control, that permits will be obtained and construction may be completed in approximately four years. The estimated completion date is predicated upon the satisfaction of a number of contingencies which are beyond the Company's control including, but not limited to financing etc. The following is an estimated time frame subject to the fulfillment of various conditions.

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

         Between Kona Airport and the Koahala Preserve, the area is called "Kohala Coast Resort Area". The destination resorts along the Kona Kohala Coast are located on the northwestern shore of the island and begin six miles north of Kona International Airport. Boundaries of the Kona Kohala Coast region are marked by the Mauna Kea Resort to the north, Ka'upulehu to the south with the Mauna Lani Resort and Waikoloa Beach Resort in between. There are 3,618 visitor units to choose from, including condos, one and two bedroom oceanfront suites, oceanside villas, bungalows, thatched huts and private vacation homes. Island wide, there are 9,490 visitor facilities accommodations, including Bed & Breakfasts. Resort sport and fitness facilities have over 55 tennis courts, 7 championship golf courses (126 holes), an executive putting course and 6 spas. Other resort activities include scuba, snorkeling, glass-bottom boating, windsurfing, deep-sea fishing, hunting, horseback riding, sightseeing, whale watching (in season), sailing and kayaking.

         The Kohala Preserve project land is located on the west (leeward coast) of the District of North Kohala with about an hour drive time from the Keahole-Kona International Airport and 20 minutes from Mauna Kea Beach Hotel, which is located on the north part of Kohala Coast Resort Area. The climate of the area is generally warm, arid and savanna-like. Daytime temperatures range from about 89 degrees F. in the summer months to about 82 degrees F. in the winter months. Rainfall in the project area averages approximately 14 inches per year.

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

         Surety Kohala may develop a new type community utilizing eco-management of the excellent natural environment of Kohala. In essence, this plan means more than just building a resort area. Currently, it may integrate an existing community with a new development plan for the approximately 14,800 acres of land, which may include housing, recreational facilities, farming, historical assets and commercial business institutes. Simultaneously, however, the Company continues to sell parcels of land to the public. Historically, new developments were isolated from the existing community, i.e., gated community, private beach, etc. Surety's concept of development is not to "isolate" but to "integrate" the resources of the existing community. Surety has not decided how many acres will be set aside for farming, historical assets and commercial business institutions, the detail plan will be decided based on Bulk Land Sales procedures. With respect to historical sites, in the Kohala Preserve development project, about 11 acres were set aside for historical purposes, zoned "open". Some of the land, may, however, be sold, under the appropriate circumstances.

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

KOHALA PRESERVE RESORT DEVELOPMENT.

    Concept of Development

         In response to changes in the economic conditions on the Big Island of Hawaii, Surety Kohala is considering amending the existing development master plan for The Kohala Preserve.

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

MAUKA RANCH AND FOREST LANDS: The ranch and forest preserve land encompasses approximately 3,000 acres, located northeast of the town of Hawi. It includes lands that was previously used for sugar cane production. It is now used for cattle ranching, limited macadamia nut orchards and large amounts of open space. It is situated primarily on the windward side of the island, and receives significantly more rainfall than the Mahukona area. It is, therefore, green, lush and partially forested.

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

         Golf Course Use Permit: The Planning Commission approved Golf Course Use Permit No. 111, dated June 24, 1993.

         The prior approvals obtained for the Kohala Preserve project in 1993 were conditional; that is, each approval was subject to various conditions of approval. Certain of these conditions of approval contain time limits or financial compliance requirements, which if not met, may ultimately result in legislative and/or administrative actions to void or revoke the prior approvals. The effect of such adverse actions would be to return the land entitlements to the former zoning, or more appropriate zoning as determined by the County of Hawaii. Surety Kohala has continued to maintain the prior approvals through compliance with all applicable conditions. In the future, however, the Company may not be able to maintain compliance with all applicable conditions.

         After the approvals, the zoning acreage breakdown is for the 642 acres is:

V2.o (Resort)                          14 Acres
Ag.1                                  267 Acres
Ag.5                                  307 Acres
Conservation District                  43.Acres
Open                                   11 Acres

Summary: A description of the significance of each type of zoning referred to above is as follows:

V2.0: "V" stands for resort zoning. The number following the "V" indicates the density allowed for that zoning category. For the Kohala Preserve, the "2.0" means the required land area, in thousands of square feet, for each rentable unit. Therefore, at 14.324 acres, the Kohala Preserve resort zoned area is permitted 312 units. The height limit in this zone is 45 feet. The minimum building area is 15,000 square feet, requiring residential lots be at least 15,000 square feet in size.

Ag.1: "A" stands for agriculture zoning. The number following the "A" together with the lower letter "a" indicates the minimum number of areas for each building site. For Kohala Preserve, A-1a and A-5a means zoning for 1 acre and 5 acre sized lots. The height limits for residential structures is 35 feet and 45 feet for all other structures. Hotels, condos or other commercial or industrial uses are not permitted in this zone.

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

Final sewage plan for the Kohala Preserve is under negotiation with the County.

Expected Construction Cost (US$)

         Based on the preliminary assessment of its consultants, the revised Kohala Preserve project cost (excluding on-going costs and maintenance) would be approximately $214 million and completed substantially over a three-year period. Based on information provided by its consultants, the Company anticipates the timing and details of the $214 million to be as follows (in thousands):

Initial Infrastructure
Development Costs

                            Year 1      Year 2     Year 3     Beyond

Infrastructure
and Amenities              $21,062     $31,762    $13,280     $15,586
3-bedroom fractionals                              15,080      15,998
2-bedroom fractionals                               8,918       3,546
Halas                                               4,262       4,389
3-bedroom condos                                   11,310
2-bedroom condos                                    5,016
Lots                                       822                 2,471
Hotel                       16,243      43,949
                           -------     -------    -------     -------
                           $37,305     $78,533    $57,866     $41,990


         There is of course no assurance that the project can or will be completed at the estimate cost, which is based on many variables which can and will change.

    Existing Luxury Facilities in Kohala Coast

         Although the Company believes its proposed Kohala Preserve project will be unique, the Company will face significant competition in each of its proposed business operations, i.e., hotel, resort, golf courses and land sales. Numerous competitors are larger, well known and have greater resources than the Company. There can be no assurance that the Company will be able to compete successfully or that the Competition will not have an adverse effect on the Company's operating results. Moreover, the Kohala Preserve project may suffer as a result of its isolation, lack of Sandy Beach, lack of commercial facilities, lack of area restaurants, lack of critical supporting commercial facilities.

         However, a strength of the Kohala Preserve development project is its excellent location, dramatic coastline and ocean view and that it is distinctly separate from the hustle and bustle typical of the populous resorts.

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

         Marine Forest's current development plans are based upon a recently completed study prepared by a consultant for the Kohala Preserve development plan. The Company believes that Marine Forest may sell its development projects based on the aforementioned study and repay the notes and interest thereafter.

         As of December 31, 2002, the notes remain outstanding. Further, since issuance of the notes, no interest has been paid to the Company. Accordingly, during the years ended December 31, 2002 and 2001, in light of the speculative nature of Marine Forest's development projects among other reasons and in accordance with its compliance with the requirement of SFAS No. 114, the Company recorded an impairment charge of approximately $3.8 million and $7.2 million, respectively, including approximately $1.3 million of aggregate accrued interest receivable. During the year ended December 31, 2002, the Company discontinued accruing interest income on the notes in light of its impairment charge.

         In addition to other information in this Annual Report on Form 10KBS, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

WE HAVE A VERY SHORT OPERATING HISTORY.

         Although we were originally incorporated in 1995, our present operations were only recently acquired in December 1999. Prior thereto, we had no other operations. For the most part, our operating subsidiary has limited operating histories. Accordingly, we have a limited operating history upon which you can evaluate our business and prospects. Our historical data is of limited value in projecting future operating results. You must consider our business in light of the risks, expenses and problems frequently encountered by companies with a limited operating history.

OUR REURN REVENUE ARE UNPREDICTABLE AND OUR FINANCIAL RESULTS MAY FLUCUATE>

         Our limited financial data is not reliable as a basis upon which to predict our future revenues or operating expenses for a number of reasons including our limited operating history and the developing nature of our operating subsidiary. Our financial results may fluctuate significantly because of numerous factors, many of which are beyond our control, including specific economic conditions relating to real estate development.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE.

         We will depend upon future revenues from operations, if any, and borrowing, if any, under credit facilities to meet our operating and capital expenditure requirements and fund any losses that may occur during the course of our expansion and development activities. There is no assurance that any additional financing will be available on commercially attractive terms, in timely fashion, in sufficient amounts, or at all. If additional funds are required but are unavailable, we would be unable to complete our business development as planned and our business and financial condition would be seriously adversely affected if we were unable to raise addition funds on acceptable terms, in timely fashion, or at all.

         If we raise addition funds through the issuance of equity or convertible debt securities, the percentage ownership or our Company held by existing shareholders will be reduced and those shareholders may experience dignificant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our ordinary shares.

THE PRICE OF OUR SECURITIES MAY BE HIGHLY VOLITIVE.

         The stock markets have experienced and are likely to continue to experience significant price and volume fluctuations. This could result in sharp decreases in the price of the securities no matter how well or poorly we perform. The trading price of our securities could also fluctuate significantly in response to fluctuations in quarterly operating results, failures to meed analysts' expectations and other factors.

SALES OF OUR SECURITIES MAY ADVERSELY AFFECT MARKET PRICE.

         The market price of our securities could drop as a result of sales of substantial amounts of our shares in the public market or the perception that such sales may occur. These factors could also make it more difficult for us to raise funds through future offerings of stock.

OUR SECURITIES HAVE A LIMITED PRIOR MARKET.

         There has been a limited public market for our common stock on the "Over-the-Counter Bulletin Board.

MANAGEMENT HAS CONTROL OVER US.

         The President owns directly or indirectly approximately 93% of the outstanding shares of our common stock. Accordingly, this individual possesses control over our operations, election to the board of directors and other matters involving shareholder approval. This individual is able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

RISKS OF DEVELOPMENT.

         GENERAL RISKS; Our investments are subject to the risks generally incident to the development and ownership of real property including properties under construction as well as undeveloped real property. These include the possibility that sufficient cash will not be generated from operations to meet fixed obligations; changes in costs of construction or development; adverse changes in national economic conditions, such as restricted availability of financing, a decline in the home and adverse changes in local market conditions due to changes in local economic conditions and neighborhood characteristics; the need for unanticipated improvements or unanticipated expenditures in connection with environmental matters, change in real estate tax rates and other operating expenses and adverse changes in laws, governmental rules and fiscal policies; the need to obtain the agreements of third parties in respect of the development of the property; acts of God, including floods, fire and hurricanes which may result in uninsured losses; environmental and waste hazards, and other factors which are beyond the control of the Company.

         Real estate ownership and development is subject to unexpected increases in costs. Funds necessary to meet unbudgeted contingencies generally will come from short-term borrowings, as there can be no assurances as to the adequacy of revenues, if any. It is not likely that our operations will generate sufficient revenues to cover operating expenses and meet required payments on debt obligations. The opportunities for sale, and the profitability of any sale, will be subject to the risk of adverse changes in real estate market conditions.

         Our real estate activities may be adversely affected by possible changes in tax laws, including changes which may have an adverse affect on real estate development.

         DEVELOPMENT OF BUSINESS. Our business is related to development of land for resort and residential uses. The value of the property may be affected by changes in the overall demand for the proposed development. In particular, changes in demand could result from higher interest rates or the unavailability of personal mortgage financing on advantageous terms or from inflation, recessions or other economic conditions which reduce the utilization of, and demand for, housing (which in turn reduces the demand for development parcels of land). Any sharp rise in interest rates or downturn in the national economy or the local economy could affect our business's profitability and the sale and development of the property. Such factors have tended to be cyclical in nature. Sales of individual housing lots for middle-income housing, may be affected adversely by such factors to a greater extent than sales of other products. Other factors that could affect our business include the availability of construction material and labor and changes in the costs thereof and the overall availability of land for development of similar projects and changes in the prices thereof. Our success may be affected by competition from other projects of a similar business.

         Our business is not diversified as it will invest in any other property.

         UNDEVELOPED LAND. The real property to be owned by us consists of undeveloped land to be developed as a result and golf courses, with a portion to be subdivided and sold as lots for land which has yet to be developed involves more risk than the purchase and ownership or completed properties due to the risk of development and construction. Such undeveloped land will not produce operating cash revenues in the near term, nonetheless, our business will have certain fixed obligations with respect to such property, such as debt service obligations with respect to such property, real estate taxes, utility connection fees, insurance and other obligations, that will be due and payable. The ability of our business to meet such obligations as well as the continued maintenance of the undeveloped property will depend upon reserves, if any and cash receipts, if any, and the ability to borrow or otherwise raise capital.

         At present, we have obtained only certain zoning approvals required to develop the property as contemplated herein, however, additional approvals are required, including but not limited to approval of an environmental assessment and a permit to permit use of state lands, and no permits or approvals for platting or building have been obtained to begin development and construction on the property. There can be no assurance that we will be successful in obtaining all necessary permits and approvals.

         In addition, we anticipate incurring debt to finance the costs of development. Development of such properties is expected to take place over several years, and there can be no assurance that financing will be available or that any such financing will be available on favorable terms.

         LITIGATION. Approvals and permits previously received by Surety Kohala have been challenged in legal proceedings brought by a citizens group, and it is anticipated that future permits or approvals will be challenged by these objectors. There can be no assurance that litigation will be favorably received. An adverse outcome of such litigation will adversely impact the Company's development plans.

         COSTS OF COMPLIANCE. In connection with obtaining approvals from regulatory authorities, we will be required to make significant improvements such as roads, curbs, water and sewer lines, and to dedicate property for public use and to make other concessions. The ability to continue our development activities may be adversely affected in material respects by restrictions and regulations that may be imposed by regulatory authorities because of, among other things, inadequate public facilities, such as sewers, water and other utilities and by local opposition to continued growth. such restrictions may include limitations or moratoria on construction of housing units or other developments for certain periods, or until additional public facilities are constructed, and may be imposed by regulatory authorities or otherwise.

         To varying degrees, certain permits and approvals which we have not yet obtained will be necessary to complete the development of the property. We have no assurance that permits currently under consideration or to be applied for in the future which are required for the development as contemplated by us will be granted. The continued effectiveness of permits already granted is also subject to factors such as changes in policies, rules and regulations and their interpretation and application. Compliance with such conditions will require us to expend significant sums of money. Necessary approvals or permits or rejection of submitted plans could result in an inability to develop the affected property as originally planned shich would result in a loss of market value of the property, or a failure of such market value to increase.

RISKS OF OPERATION.

         GENERAL. There is no guarantee that we will be successful in the development, improvement and subdivision of the property and/or if successful that that business will be successful. The operation of the property may be adversely affected by future development in such diverse areas as the availability of utilities, increased costs of improvements to be installed, other competing result or residential developments, interest expenses and decline in house prices and the economy in general. Actual expenses to be incurred in the development of the property will vary from the amounts anticipated due to factors and circumstances beyond our control. These factors include, but are not limited to the rate of inflation, changes in the economy, fluctuation in prices of commodities and services, utilities and labor and the possible necessity for making repairs and improvements by reason of known and unknown conditions. In the event of any or all of the foregoing, our operations may be adversely affected.

         RISKS INHERENT WITH CONSTRUCTION OF IMPROVEMENTS. We will be responsible for all costs of site preparation improvements, construction and all expenses in connection with the property acquisition and financing. Any construction is subject to substantial risks with relation to costs over-runs, labor disturbances, unanticipated delays due to weather or other matters, problems with subcontractors, delays from municipal or other governmental authorities, defective workmanship, and fire or other damage to the construction site. The above is not inclusive of all possible risks that may occur during construction. Any additional costs of construction will be our responsibility. The above risks or any unforeseen risks may materially and adversely affect the construction and operation of the property.

NEED FOR FINANCING. We will require financing before we can commence improvements to the property. There can be no assurance that the business will be able to obtain funds, which are required to install the improvements and complete the development as contemplated and described herein.

         NON-EXECUTIVE MANAGEMENT. The profitability and success of the business will depend in large part upon the management of the property. Management will be obligated to devote only such time as in its sole discretion it deems necessary to the management of the property. Management is permitted to engage in activities other than management of the property regardless of whether said activities compete with those of our business, including, without limitation, acting as administrator, manager, general partner or owner in similar businesses assembled to hold competing properties.

         CAPITAL REQUIREMENTS OF THE PROPERTY. The business will not generate sufficient cash flow to meet those ongoing requirements which are presently anticipated.

         NO MARKET STUDY. Investors must make an investment decision without the benefit of market studies. Also there is no guarantee or assurance that the property can or will be sold at the value ascribed to the property in the financial information included herein.

WE HAVE INCURRED NET LOSSES AND ACCUMULATING DEFICIT TO DATE.

For the year ended December 31, 2002 Surety had a net losses of $1,547,000. As of December 31, 2002 and at December 31, 2002 our accumulated deficit totaled $6,637,000. Like any business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks. There can be assurance that we will successfully implement our business plan in a timely or effective manner.

THE COMPETITION WE FACE FROM ESTABLISHED BUSINESS MAY ADVERSELY AFFECT OUR REVENUE AND PROFITABILITY.

         We encounter intense competition in all aspects of our business, and we expect this competition to increase. Our competitors have longer operating histories and significantly greater financial, technical and marketing resources than us. Many current and potential competitors also have greater name recognition and extensive customer bases. Moreover, current and potential competitors have established and may establish future cooperative relationships among themselves and with third parties to enhance their product services. Consequently, new competitors or alliances may emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures faced by us will not harm our business or intended business.

THERE IS NO ASSURANCE THAT AN ACTIVE PUBLIC TRADING MARKET WILL DEVELOP.

         There has been an extremely limited public trading market for the Company's Common Stock. There can be no assurances that a public trading market for the Common Stock will develop or that a public trading market, if developed, will be sustained. If, for any reason a public trading market does not develop, purchasers of the shares of Common Stock may have difficulty in selling their securities should they desire to do so.

"PENNY STOCK" REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON THE MARKETABILITY OF OUR SECURITIES.

         The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share, subject to certain exceptions. The Company's Common Stock is presently subject to these regulations which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's securities and may negatively affect the ability of purchasers of the Company's shares of Common Stock to sell such securities.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The lands owned by Surety Kohala in North Kohala, Hawaii comprise, as of this date, approximately 14,800 acres, (a reduction from the original aggregate holdings after giving effect to sales of acreage), which land area includes the Kohala Preserve project area. Surety Kohala's primary focus is the development of approximately 642 acres of land at Mahukona.

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

         The zoning and use regulations specifically relating to the Kohala Preserve development project are subject to the above, and are more particularly expressed in the governmental approvals issued to date which include, without limitation, the following:

         1. State Land Use District Boundary Amendment from Agricultural to Urban for 14.3+/- acres, Ordinance No. 93-113, effective November 8, 1993;

         2. County Zoning Ordinance No. 93-109, effective November 8, 1993;

         3. Special Management Area Use Permit No. 341, effective June 24, 1993; and

         4. Golf Course Use Permit No. 111, effective June 24, 1993.

         The prior approvals obtained for the Kohala Preserve development project in 1993 were conditional, that is, each approval was subject to various conditions of approval. Certain of these conditions of approval contain time limits or financial compliance requirements, which if not met, may ultimately result in legislative and/or administrative actions to void or revoke the prior approvals. The effect of such adverse actions would be to return the land entitlements to the former zoning, or more appropriate zoning as determined by the County of Hawaii. Surety Kohala has continued to maintain the prior approvals through compliance with all applicable conditions. In the future, however, the Company may not be able to maintain compliance with all applicable conditions.

         The Hawaii Supreme Court remanded the processing of any further agency actions for proceedings consistent with its opinion in the Citizens for the Protection of the North Kohala Coastline v. County of Hawaii, 91 Haw 94; p.2d 1120 (1999). The Kohala Preserve development environmental impact statement requirement was triggered by the proposal to construct two golf cart underpasses under the State highway. In Hawaii, litigation over the requirements for environmental assessments/environmental impact statements and their effect on existing and proposed permit approvals is an evolving area of law. In light of past litigation, it is probable that a challenge will be made against the project whether an environmental impact statement is conducted or not. Because of the evolving state of the law in this area, there may also be an attempt to again invalidate the prior 1993 permit and legislative approvals. Surety Kohala has initiated a redesign of the Kohala Preserve development project to avert or mitigate the need for an environmental impact statement. Surety Kohala is fully aware of the situation and is taking all feasible actions to mitigate the risk to the prior approvals in its redesign effort.

         For a more detailed recitation of the properties owned by Surety Kohala, please refer to previous discussions under Item 1, "Business".

         From a business perspective, Surety Kohala's property may be divided into two categories. The majority of the Kohala property is zoned agricultural. The Company intends to sell the property in parcels. The details and terms of each of the land sales will be on a transaction by transaction basis. Until such time as the acreage is sold, the parcels are leased on a short-term basis or used for the Company's cattle ranch operation. The Kohala property consists of approximately 15,386 acres, zoned as follows: Agricultural -- 76.46%; Conservation -- 23.09%; Industrial -- .44% and Commercial -- .02%. In connection with the sales, it may be necessary to subdivide the property. Contract purchasers have the right to terminate their agreement prior to the Company subdividing the property and prior to the closing of the transaction. The Company intends to develop the Kohala Preserve property of approximately 642 acres as previously discussed as hotel, resort, golf course and residential lots.

         The Company has a mortgage note, which is collateralized by property located in the Mauna Kea Fairways (see Existing Luxury Facilities in Kohala Coast). The mortgage note is payable in monthly installments of principal and interest through 2019. The mortgage note bears interest based on an adjustable rate (6.25% at December 31, 2002) not to exceed 15%, adjusted annually. The mortgage note payable at December 31, 2002 was approximately $402,000.

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


ITEM 3.  LEGAL PROCEEDINGS.

KOHALA PRESERVE DEVELOPMENT PROCEEDINGS

         In the Civil No. 93-418/Hawaii Supreme Court No. 19051 matter, the Hawaii Supreme Court upheld the validity of the Special Management Area Use Permit No. 341 for the Kohala Reserve Development Project. No further appeal was taken on this matter.

         In Civil No. 93-417/Hawaii Supreme Court No. 20723 matter, the Hawaii Supreme Court remanded the processing of any further agency actions for proceedings consistent with its opinion in the Citizens for the Protection of the North Kohala Coastline v. County of Hawaii, 91 Haw. 94;979 P.2d 1120 (1999). The Court held that an Environmental Impact Statement ("EIS") should have been processed for the project because it involved the use of State lands, (i.e., use of the State highway right-of-way for golf cart underpasses). The nature and extent of further EIS processing will depend on the current Kohala Preserve development project master plan and timeframe for buildout.

         In Hawaii, litigation over the requirements for environmental assessments/environmental impact statements and their effect on existing and proposed permit approvals is an evolving area of law. In light of past litigation, it is probable that a challenge will be made against the project whether an environmental impact statement is conducted or not. Because of the evolving state of the law in this area, there may also be an attempt to again invalidate the prior 1993 permit and legislative approvals. Surety Kohala initiated a redesign of the Kohala Preserve development project to avert or mitigate the need for an environmental impact statement. Surety Kohala is fully aware of the situation and is taking all feasible actions to mitigate the risk to the prior approvals in its re design effort.

ACTIONS TO QUIET TITLE

         The Company is currently the plaintiff in approximately seven (7) actions to quiet title on parcels of land in the North Kohala district. These actions which are at various stages of the proceedings involve a total of 224 acres ranging from as small as a 4 acre parcel to as large as a 50 acre parcel. In addition, the Company is appealing a Planning Director's Decision in connection with a final sub-division which action may be settled.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. No matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is quoted on in the Over-The-Counter Bulletin Board (OTC-BB) under the Symbol "SHDC". Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Trading started on March 15, 2002. The following is our trades for the year:

2002                       High             Low

1st Quarter                13.5             7.35
2nd Quarter                7.75             2.85
3rd Quarter                7.03             2.85
4th Quarter                7.00             4.25


2003

1st Quarter                4.50             1.01


         The Company has approximately 40 shareholders of record as of December 31, 2002.

         On February 4, 2002, the Company declared a 200 percent stock dividend on its common stock payable on February 15, 2002. The Company does not anticipate paying any dividends on its common stock in the foreseeable future.

Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Surety Holdings Corp. (the "Company"), through its wholly-owned subsidiaries, Surety Kohala Corporation ("Surety Kohala") and Mahukona Development Corporation ("Mahukona Development"), is engaged in the development of a property on 642 acres of land in the North Kohala district of Hawaii Island in the state of Hawaii. This development, referred to as the Kohala Preserve project (formerly known as the Mahukona development project), was initially slated to be a hotel, 18-hole golf course and resort homes. However, the Company is exploring other avenues of development for the 642 acres most notably, an all-inclusive fractional interest club community (see KOHALA PRESERVE DEVELOPMENT in Liquidity and Capital Resources).

The Company continues to maintain an investment in Marine Forest Resort, Inc. ("Marine Forest"), a related Japanese corporation that owns approximately 400 acres of land in Okinawa, Japan (see MARINE FOREST in Liquidity and Capital Resources).

The current operations of the Company (discussed in Results of Operations on the following pages) include the sale of its non-Mahukona development project real estate and other ancillary activities, many of which are not deemed to be the future of the Company's business.

In January 2003, the Company acquired the assets of Millennium International Sports & Entertainment, LLC, which consisted of sports and entertainment memorabilia (see MILLENIUM in Liquidity and Capital Resources).

CRITICAL ACCOUNTING POLICIES

The Company has identified the following critical accounting policies which effect the Company's consolidated financial statements as of December 31, 2002 and for the two years then ended:

REAL ESTATE HELD FOR SALE AND DEVELOPMENT COSTS (INCLUDING IMPAIRMENT)

Real estate held for sale is stated at the lower of cost or market. All direct and indirect costs relating to the Company's development project are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects". Such standard requires costs associated with the acquisition, development and construction of real estate and real estate-related projects to be capitalized as part of that project. The realization of these costs is predicated on the ability of the Company to successfully open and operate the development property.

The Company reviews its real estate held for sale, real estate development costs and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of these assets, the Company employs various methods to assess fair value including, but not limited to, analysis of undiscounted cash flows, third party appraisals or valuations and contractual sales value of similar properties.
Impairment is the amount by which the carrying value of the asset exceeds its fair value.

The Company has obtained an "Opinion of Market  Value",  dated February 3, 2003,
for  a  majority  of  its  property  from  Economics  Research  Associates,   an
experienced and reputable advisor for developers and others.

MARINE FOREST - "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN"

The Company accounts for the notes receivable from Marine Forest under the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". Under SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all a mounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires lenders to measure impaired loans based on: (i) the present value of expected future cash flows discounted at the loans' effective interest rate;
(ii) the loans' observable market price or (iii) the fair value of the collateral if the loan is collateral-dependent. An allowance for loan losses is maintained if the measure of an impaired loan is less than its recorded investment. Adjustments to the allowance are made through corresponding charges or credits to the provision for loan losses.

RESULTS OF OPERATIONS

The following table sets forth the statements of operations of the Company for the years ended December 31, 2002 and 2001:

                                                      2002              2001
                                                  -----------       -----------
Real estate sales                                 $ 4,141,000       $ 5,835,000
Rentals                                               280,000           346,000
Cattle sales                                          349,000           393,000
Other                                                 267,000           257,000
                                                  -----------       -----------
   Total revenues                                   5,037,000         6,831,000
                                                  -----------       -----------
Cost of real estate sales                           1,213,000         2,362,000
Cost of rentals                                       119,000           130,000
Cost of cattle sales                                  202,000           219,000
Cost of other                                         214,000           233,000
                                                  -----------       -----------
   Total cost of revenues                           1,748,000         2,944,000
                                                  -----------       -----------
Gross profit                                        3,289,000         3,887,000

General and administrative expenses                 2,028,000         1,268,000
                                                  -----------       -----------
Income from operations                              1,261,000         2,619,000
                                                  -----------       -----------
Interest income                                       306,000         1,377,000
Interest expense                                     (112,000)          (82,000)
Impairment charge                                  (3,814,000)       (7,200,000)
Income tax benefit                                    812,000         1,352,000
                                                  -----------       -----------
                                                   (2,808,000)       (4,553,000)
                                                  -----------       -----------
Net income (loss)                                 $(1,547,000)      $(1,934,000)
                                                  ===========       ===========

REAL ESTATE SALES -

In 2002, the Company sold ten properties for proceeds of approximately $4.1 million as compared to 2001 where the Company sold nine properties for proceeds of approximately $5.8 million, an approximate $1.7 million decrease. On a transactional basis, sales remained relatively steady but lower than the Company's expectation due to the continuing delays caused by the Company's survey company, the largest survey company on the Big Island of Hawaii and probably the only survey company large enough to handle the Company's PCRS (Parcel Consolidation Re-Subdivision) parcels and subdivisions, being backlogged with work. This surveying backlog is a result of increasing demand of the Company's North Kohala property in a favorable economic time. Further, many of the properties the Company is selling have never been surveyed and the topography and terrain are very difficult for surveyors. To address the backlog, the Company recently switched surveyors on several projects. However, also contributing to the delays are the land court and county approval processes (generally three months or more), which occur subsequent to the surveying.

The Company believes that the tourism and second home markets have made full recoveries from the events of September 11, 2001 ("September 11th"), however the current war in the Middle East may have negative repercussions. At December 31, 2002, the Company had approximately 52 contracts (47 of which are scheduled to close in 2002) to sell land consisting of approximately 3,300 acres for proceeds of approximately $32.1 million. During the 2003 (through March 21, 2003), the Company has sold only 2 lots consisting of approximately 400 acres for approximately $2.9 million. As of date hereof, the obstacles discussed in the preceding paragraph bottleneck a majority of these contracts, thus making it difficult to predict, with any certainty, the ultimate timing of these closings. Therefore, there can be no assurances that the Company will be able to close a majority of these contracts during 2002.

RENTAL REVENUES -

The approximate 19% decrease in rental revenue is primarily attributable to the Sandalwood property, a new home built on the island during 2001, which was rented to Surety Kohala's President for the last eleven months of 2001. In 2002, the Company sold the Sandalwood property to Surety Kohala's President for approximately $575,000. Additionally, during 2002, rental revenue was discontinued from certain properties as these properties were placed in escrow for a pending sale. The Company expects rental income to continue to decrease in 2003 as long as land continues to be sold.

CATTLE SALES -

The approximate 11% decrease in cattle sales is attributable to the combined effect of (i) an approximate 5% decrease in number of head of cattle sold and
(ii) an approximate 6% decrease in the average price per head of cattle. Specifically, in 2002, the Company sold only 1,293 heads at an average price of approximately $270 per head versus 2001, where the Company sold 1,365 heads at an average price of approximately $288 per head. The deteriorated cattle sales margins are attributable to decreased cattle sales coupled with the fixed cost nature of the cattle sales operations. Processes and tasks such as branding, culling, moving, fence repairs, medicine and labor costs are required regardless of sales. Additionally, during 2001, the Company leased previously owned pasture and undertook major fence repairs. Although difficult to predict, the Company anticipates that 2002 annual cattle revenues will approximate 2001 annual cattle revenues.

OTHER REVENUES -

Other revenues increased slightly in 2002 attributable to recovery from September 11th induced downturn. Barring any negative repercussions from the current war in the Middle East, the Company expects other revenues to continue to increase from certain of its tourist attractions

GENERAL AND ADMINISTRATIVE EXPENSES -

On an overall basis, general and administrative expenses increased approximately 60% over 2001. The components of general and administrative expenses for 2002 include salaries and related costs of approximately $395,000; professional fees (legal, auditing and consulting) of approximately $842,000; franchise and other taxes of approximately $182,000; depreciation of approximately $63,000; insurance of approximately $109,000; and other expenses aggregating approximately $437,000. The components of general and administrative expenses for 2001 include salaries and related costs of approximately $522,000; professional fees (legal, auditing and consulting) of approximately $264,000; franchise and other taxes of approximately $127,000; depreciation of approximately $59,000; insurance of approximately $53,000; and other expenses aggregating approximately $243,000.

Salaries and related costs decreased approximately $127,000 (or 24%) primarily as a result of the replacement of four highly compensated Kohala employees with lower salaried employees. Professional fees more than tripled in 2002 as a result of (i) higher legal costs in connection the preparation of an investment memorandum for Kohala Preserve (ii) higher accounting costs associated with the filing of prior period tax returns and (iii) first-time consulting fees paid to the Company's President and Chief Executive Officer. Depreciation increased approximately $4,000 (or 7%) as a result of 2002 equipment purchases. Insurance more than doubled in 2002, as expected, in a post September 11th environment. Other expense increased substantially primarily as a result of (i) increased travel and entertainment by executives to progress development plans and to complete the Millenium transaction (ii) increased rent attributable to temporary accommodations in San Francisco for the Company's President and (iii) increased charitable contributions (expenditures related to a pond on its land for endangered birds).

OTHER INCOME AND EXPENSE -

Interest income has decrease substantially as a result of the discontinuance of accruing interest receivable relative to the outstanding promissory notes receivable ($9.75 million at December 31, 2002 and 2001) from Marine Forest Resort, Inc. ("Marine Forest"). These notes have been deemed impaired pursuant to SFAS No. 114. Interest expense increased approximately 38% as a result of the loss on sale of notes receivable of $75,000, partially offset by the termination of a line of credit and lower interest rates.

During the years ended December 31, 2002 and 2001, in light of the speculative nature of Marine Forest's contemplated development projects among other reasons and in accordance with its compliance with the requirements of SFAS No. 114, the Company recorded an impairment charge of approximately $3.8 million and $7.2 million, respectively (see MARINE FOREST in Liquidity and Capital Resources).

INCOME TAXES

During the years ended December 31, 2002 and 2001, the Company's effective income tax rate was relatively consistent with the statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

For the years ended December 31, 2002 and 2001, the Company's net cash used in operating activities of approximately $2,813,000 and $1,661,000, respectively, is comprised of the following:


Net income (loss)                                  $(1,547,000)     $(1,934,000)

Depreciation and amortization                          144,000          147,000

Deferred income taxes                               (1,045,000)      (1,391,000)

Impairment charge, Marine Forest                     3,814,000        7,200,000

Accrued interest receivable, Marine Forest                           (1,054,000)

Gain on sales and disposition of property
  and assets                                        (3,285,000)      (3,944,000)

Changes in operating assets
 and liabilities                                      (894,000)        (685,000)
                                                   -----------      -----------
                                                   $(2,813,000)     $(1,661,000)
                                                   ===========      ===========

For the years ended  December 31, 2002 and 2001, the Company's net cash provided
by  investing   activities   of   approximately   $2,639,000   and   $1,314,000,
respectively, is comprised of the following:

                                                     2002               2001
                                                 -----------        -----------
Capital expenditures including
  real estate development                        $(1,917,000)       $(2,764,000)

Proceeds from sales of property                    4,141,000          4,941,000

Proceeds from notes receivable                       415,000          1,087,000

Advances to Marine Forest                                  0         (1,950,000)
                                                 -----------        -----------
                                                 $ 2,639,000        $ 1,314,000
                                                 ===========        ===========

Approximately $1,807,000 of the $1,917,000 of 2002 capital expenditures and approximately $2,571,000 of the $2,764,000 of 2001 capital expenditures was made to progress the Company's Kohala Preserve development endeavors. These expenditures include approximately $334,000 and $1,465,000, in 2002 and 2001, respectively, for land-clearing, leveling and grading and approximately $1,473,000 and $1,106,000, in 2002 and 2001, respectively, for design, planning, engineering and surveying and other costs. Increased proceeds from notes receivable are attributable to early mortgage redemptions. During the year ended December 31, 2001, the Company continued to advance Marine Forest monies pursuant to short-term promissory notes (see separate liquidity discussion on page 28).

For the years ended December 31, 2002 and 2001, the Company's net cash provided by financing activities of approximately $12,000 and $108,000, respectively, is comprised of the following:

                                                         2002            2001
                                                      ---------       ---------

Debt proceeds (from President)                        $      --       $ 217,000

Proceeds from notes receivable financing                417,000

Repayment of debt (to President)                       (375,000)      $ (93,000)

Debt repayments, net                                    (30,000)        (16,000)
                                                      ---------       ---------
                                                      $  12,000       $ 108,000
                                                      =========       =========

In 2002, the Company sold certain notes receivable (with recourse) to a financial institution for $417,000.

In 2001, the debt repayments are net of $1,000,000 of borrowings (and repayments) pursuant to a $500,000 bank line of credit. In 2002, the Company terminated its line of credit with the bank.

As of December 31, 2002, the Company has total current assets of approximately $12.3 million and total current liabilities of approximately $0.9 million or a working capital of approximately $11.4 million. As previously discussed, the Company anticipates 2003 revenue levels to be higher than levels experienced during 2002. However, given the Company's anticipated cash requirements to complete the revised Kohala Preserve development project and plans to execute a strategic arrangement with Marine Forest (both discussed below), future capital raising or debt financing activities may be required.

In an effort to increase the marketability of the Company's common stock, among other reasons, in February 2002, the Company's board of directors authorized a three-for-one stock split effected in the form of a two hundred percent stock dividend which was distributed on February 15, 2002 to stockholders of record on February 4, 2002.

KOHALA PRESERVE (FORMERLY MAHUKONA) DEVELOPMENT

The Company continues to strategize its development plans relative to its 642 acres of land in the North Kohala district of Hawaii Island in the state of Hawaii (known as the Kohala Preserve development project). The original plan for this valuable parcel of land was the development of a hotel, 18-hole golf course and resort homes. However, during 2001, the Company hired several consultants, with extensive experience in high-end resort development and marketing, to reassess its development strategy with respect to Kohala Preserve property, the goal of which is to provide the Company guidance in determining an effective development strategy that will optimize the property's economic potential. The present assessment of the consultants for the Kohala Preserve property is the development of an all-inclusive fractional interest club community structured as an undivided interest ("UDI"). A UDI would allow the prospective buyer to use the Kohala Preserve facility plus the eco-ranch lands and would provide an ownership interest in both. A UDI would not allow the prospective buyer to own a specific parcel of land, but only a fraction of each square foot of property. The revised Kohala Preserve development project is subject to further Company and consultant review and analysis that is expected to be completed during the second quarter of 2003.

Based on the present assessment of its consultants, the Kohala Preserve development project cost (excluding ongoing costs and maintenance) would be approximately $213.7 million and completed substantially (approximately 80%) over a three-year period. Based on information provided by its consultants, the Company anticipates the timing and details of the $213.7 million to be as follows (in thousands):

                                         YEAR 1     YEAR 2     YEAR 3     BEYOND
                                        -------    -------    -------    -------
Infrastructure and amenities            $21,062    $31,762    $13,280    $15,586
3-Bedroom fractionals                                          15,080     15,998
2-Bedroom fractionals                                           8,918      3,546
Hales                                                           4,262      4,389
3-Bedroom condos                                               11,310
2-Bedroom condos                                                5,016
Lots                                                   822                 2,471
Hotel                                    16,243     43,949
                                        -------    -------    -------    -------
                                        $37,305    $76,533    $57,866    $41,990
                                        =======    =======    =======    =======

The Company recognizes that its current operations will not be sufficient to fund the cost of Kohala Preserve's development and it may not be successful in future capital raising or debt financing activities. Accordingly, the Company is exploring other financing strategies including, but not limited to, a 50% joint venture with development partners, including, but not limited to, another property development company, a fractional facility management company or private investors.

MARINE FOREST

Pursuant to uncollateralized promissory notes, the Company advanced Marine Forest, a related Japanese corporation that owns approximately 400 acres of land in Okinawa, Japan, $9.75 million. The notes bear interest at the U.S. prime rate, at the date of issuance, plus one percent. Under their original terms, the notes were due six months after date of issuance. However, the notes were extended an additional six months and subsequently extended to December 31, 2002, as a concession to Marine Forest to advance Marine Forest's development projects. Marine Forest's current development plans are based upon a recently completed study prepared by a consultant for the Kohala Preserve development plan. The Company believes that Marine Forest may sell its development projects based on the aforementioned study and repay the notes and interest thereafter. However, this action has not been initiated at this point and when (and if) initiated, it would take at least a year, if not longer, to consummate such a transaction.

As of December 31, 2002 and through the date hereof, the notes remain outstanding. Further, since issuance of the notes and through the date hereof, no interest has been paid to the Company. Accordingly, during the years ended December 31, 2002 and 2001, in light of the speculative nature of Marine Forest's development projects among other reasons and in accordance with its compliance with the requirements of SFAS No. 114 (see previous discussion of Critical Accounting Policies), the Company recorded an impairment charge of approximately $3.8 million and $7.2 million, respectively, including approximately $1.3 million of aggregate accrued interest receivable. During the year ended December 31, 2002, the Company discontinued accruing interest income on the notes in light of its impairment charge.

MILLENIUM

In January 2003, pursuant to an Asset Purchase  Agreement,  the Company acquired the assets of Millennium International Sports & Entertainment, LLC ("Millennium"), which consisted of sports and entertainment memorabilia. In consideration for the assets received, the Company will issue shares of its common stock if certain revenue levels related to the sales of the memorabilia are attained by certain dates. If revenues related to the sales of the memorabilia equal or exceed $8 million by December 31, 2003, an aggregate of 350,000 shares of the Company's common stock would be issued to the former members of Millenium, all of whom executed employment agreements with the Company in connection with the January 2003 transaction. Since the Company's acquisition of Millennium and through March 31, 2003, there has been little to no revenues related to the sales of the memorabilia. Pursuant to the terms of the Asset Purchase Agreement, the Company has reserved the right to rescind the Asset Purchase Agreement if certain revenue levels related to the sales of the memorabilia are not attained by certain dates.

The Millennium memorabilia includes mementos, uniforms or equipment used in games or special events and autographs of sports stars and celebrities. It encompasses a variety of sports and some items are specialized and limited. The memorabilia is being marketed through many sources including, but not limited to, corporate accounts, cruise ships, on-line shopping clubs and a proprietary website.

CONTRACTUAL COMMITMENTS

The Company is obligated under various contractual commitments over the next several years. Following is a summary of those commitments as of December 31, 2002:

                                                                      GREATER
                                      1 YEAR        1 -3 YEARS     THAN 3 YEARS
                                     --------       ----------     ------------
Notes payable (a)                    $ 34,000        $ 46,000        $355,000
Employment contracts                  240,000
                                     --------        --------        --------
                                     $274,000        $ 46,000        $355,000
                                     ========        ========        ========

(a) Excludes obligation pursuant to notes receivable financing whereby a cash outlay is only required if the financial institution requires the Company to repurchase a defaulted note.

ITEM 7.  Consolidated Financial Statements.


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Surety Holdings Corp.

We have audited the accompanying consolidated balance sheet of Surety Holdings Corp. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Surety Holdings Corp. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.


                                             /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 14, 2003

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2002

                                     ASSETS

CURRENT ASSETS
  Cash                                                            $   9,746,000
  Real estate held for sale, current                                  2,090,000
  Other current assets                                                  465,000
                                                                  -------------
    Total current assets                                             12,301,000

NOTES RECEIVABLE, less current maturities                             1,372,000

NOTES RECEIVABLE, officer                                               567,000

REAL ESTATE HELD FOR SALE                                            31,320,000

NOTES RECEIVABLE AND ACCRUED INTEREST,
  Marine Forest Resort, Inc., net of an
    approximate $11 million allowance for loan losses                        --

REAL ESTATE DEVELOPMENT COSTS                                        42,294,000

PROPERTY AND EQUIPMENT, net                                           2,582,000

DEFERRED TAX ASSET                                                    4,565,000

OTHER ASSETS                                                          1,749,000
                                                                  -------------
                                                                  $  96,750,000
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable, current maturity                                 $      34,000
  Accounts payable                                                      698,000
  Accrued expenses and other current liabilities                        121,000
                                                                  -------------
    Total current liabilities                                           853,000
                                                                  -------------

LONG-TERM LIABILITIES
  Notes payable, less current maturity                                  401,000
  Obligation pursuant to notes receivable
    financing, less current maturity                                    448,000
                                                                  -------------
                                                                        849,000
                                                                  -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value,
    200,000,000 shares authorized,
    6,738,000 shares issued and
    outstanding                                                           7,000
  Capital in excess of par value                                    101,678,000
  Accumulated deficit                                                (6,637,000)
                                                                  -------------
    Total stockholders' equity                                       95,048,000
                                                                  -------------
                                                                  $  96,750,000
                                                                  =============



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                       2002             2001
                                                    -----------     -----------

REVENUES                                            $ 5,037,000     $ 6,831,000

COST OF REVENUES                                      1,748,000       2,944,000
                                                    -----------     -----------

GROSS PROFIT                                          3,289,000       3,887,000

GENERAL AND ADMINISTRATIVE
  EXPENSES                                            2,028,000       1,268,000
                                                    -----------     -----------

INCOME FROM OPERATIONS                                1,261,000       2,619,000
                                                    -----------     -----------
OTHER INCOME (EXPENSE)
  Interest income                                       306,000       1,377,000
  Interest expense                                     (112,000)        (82,000)
  Impairment charge, Marine Forest Resorts, Inc.     (3,814,000)     (7,200,000)
                                                    -----------     -----------
                                                     (3,620,000)     (5,905,000)
                                                    -----------     -----------

LOSS BEFORE INCOME TAX BENEFIT                       (2,359,000)     (3,286,000)

INCOME TAX BENEFIT                                      812,000       1,352,000
                                                    -----------     -----------

NET LOSS                                            $(1,547,000)    $(1,934,000)
                                                    ===========     ===========
NET LOSS PER COMMON
  SHARE, basic and diluted                          $     (0.23)    $     (0.29)
                                                    ===========     ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, basic and diluted                      6,738,000       6,738,000
                                                    ===========     ===========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                       COMMON STOCK           CAPITAL IN                        TOTAL
                              ----------------------------     EXCESS OF      ACCUMULATED    STOCKHOLDERS'
                                 SHARES          AMOUNT        PAR VALUE        DEFICIT         EQUITY
                              ------------    ------------    ------------   ------------    -------------
BALANCES, January 1, 2001        6,738,000    $      7,000    $101,678,000   $ (3,156,000)   $ 98,529,000

NET LOSS                                                                       (1,934,000)     (1,934,000)
                              ------------    ------------    ------------   ------------    ------------

BALANCES, December 31, 2001      6,738,000           7,000     101,678,000     (5,090,000)     96,595,000

NET LOSS                                                                       (1,547,000)     (1,547,000)
                              ------------    ------------    ------------   ------------    ------------

BALANCES, December 31, 2002      6,738,000    $      7,000    $101,678,000   $ (6,637,000)   $ 95,048,000
                              ============    ============    ============   ============    ============






SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                               2002             2001
                                                           ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $ (1,547,000)    $ (1,934,000)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                               144,000          147,000
    Deferred income taxes                                    (1,045,000)      (1,391,000)
    Impairment charge, Marine Forest Resorts, Inc.            3,814,000        7,200,000
    Accrued interest receivable,
      Marine Forest Resorts, Inc.                                             (1,054,000)
    Gain on sales of property                                (3,375,000)      (3,968,000)
    Loss on disposition of property                              15,000           10,000
    Loss on sale of notes receivable                             75,000           14,000
    Increase (decrease) in cash
      attributable to changes in operating
      assets and liabilities:
        Other current assets                                   (208,000)          (2,000)
        Other assets                                           (932,000)        (401,000)
        Accounts payable                                        260,000           65,000
        Accrued expenses and other
          current liabilities                                   (34,000)        (221,000)
        Income taxes payable                                     (1,000)        (126,000)
                                                           ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                        (2,834,000)      (1,661,000)
                                                           ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                          (110,000)        (225,000)
  Proceeds from sales of property                             4,141,000        4,941,000
  Real estate development expenditures                       (1,807,000)      (2,539,000)
  Proceeds from repayments of notes receivable                  407,000        1,087,000
  Proceeds from repayments of notes receivable, officer           8,000
  Advances to Marine Forest Resort, Inc.                                      (1,950,000)
                                                           ------------     ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                     2,639,000        1,314,000
                                                           ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on mortgage
    notes payable and bank line of credit                       (30,000)      (1,016,000)
  Proceeds from notes receivable financing                      417,000
  Proceeds from bank line of credit                                            1,000,000
  Proceeds from notes payable, president                                         217,000
  Repayments of notes payable, president                       (354,000)         (93,000)
                                                           ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        33,000          108,000
                                                           ------------     ------------

NET DECREASE IN CASH                                           (162,000)        (239,000)
CASH
  Beginning of year                                           9,908,000       10,147,000
                                                           ------------     ------------
  End of year                                              $  9,746,000     $  9,908,000
                                                           ============     ============



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                        2002          2001
                                                     ----------    ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION, cash paid during the year for:
    Interest                                         $   31,000    $   51,000
                                                     ==========    ==========

    Income taxes                                     $  494,000    $  165,000
                                                     ==========    ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

Equipment financed                                   $       --        55,000
                                                     ==========    ==========

Issuance of notes receivable upon
  sales of property                                  $       --    $  894,000
                                                     ==========    ==========




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF OPERATIONS

Surety Holdings Corp. ("Surety") and its wholly-owned subsidiaries (collectively, the "Company") are primarily engaged in the development of a property on 642 acres of land in the North Kohala district of Hawaii Island in the state of Hawaii. This development, referred to as the Kohala Preserve development project (f/n/a Mahukona development project) (see Note 4), was initially slated to be a hotel, 18-hole golf course and resort homes. However, the Company is exploring other avenues of development for the 642 acres most notably, an all-inclusive fractional interest club community.

The current operations of the Company include the sale of its non-Kohala Preserve development project real estate and other ancillary activities, all of which are not deemed to be the future of the Company's business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The  consolidated  financial  statements  include the accounts of Surety and its
wholly-owned   subsidiaries.   All  significant  intercompany  transactions  and
balances have been eliminated in consolidation.

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

All direct and indirect costs (see Note 4) relating to the Company's Kohala Preserve development project are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects." Such standard requires costs associated with the acquisition, development, and construction of real estate and real estate-related projects to be capitalized as part of that project. The realization of these costs is predicated on the ability of the Company to successfully open and operate Kohala Preserve. The Company allocates capitalized real estate development costs on a specific identification basis. Common costs and amenities are allocated on a relative fair market value basis.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INCOME (LOSS) PER COMMON SHARE

The Company complies with SFAS No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has no securities or other contracts to issue common stock, basic and diluted net income (loss) per common share for the years ended December 31, 2002 and 2001 were the same.

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

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 146, which is not effective until the year ending December 31, 2003, addresses financial accounting and reporting for costs associated with exit or disposal activities. The Company does not believe that SFAS No. 146 will have a significant impact on its consolidated financial position, results of operations and cash flows. SFAS No. 148 addresses stock-based compensation, which the Company does not have.

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

RECLASSIFICATIONS AND RESTATEMENTS

Certain 2001 amounts have been reclassified to conform to the 2002 presentation. Stockholders' equity has been restated to give retroactive recognition to a February 2002 stock split (see Note 7).

3. NOTES RECEIVABLE

At December 31, 2002, the Company had notes receivable aggregating approximately $1,496,000. The notes bear interest at rates ranging from 7% to 8% per annum, mature on various dates through 2011 and are collateralized by real property.

Approximate maturities of notes receivable subsequent to December 31, 2002 are as follows:

YEAR ENDING DECEMBER 31,
       2003                          $   124,000
       2004                               21,000
       2005                              751,000
       2006                              548,000
       2007                               10,000
       Thereafter                         42,000
                                     -----------
                                     $ 1,496,000
                                     ===========

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. REAL ESTATE DEVELOPMENT COSTS

At December 31, 2002, real estate development costs, attributed primarily to the Company's Kohala Preserve development project, consist of the following:

Land and land acquisition costs             $28,975,000
Planning and studies                          2,456,000
Engineering and architectural                   565,000
Infrastructure                                6,290,000
Professional and consulting fees              2,475,000
Other                                         1,533,000
                                            -----------
                                            $42,294,000
                                            ===========


5. PROPERTY AND EQUIPMENT

At December 31, 2002, property and equipment consist of the following:

Land                                        $ 1,410,000
Buildings and improvements                    1,478,000
Livestock                                       764,000
Orchard                                         300,000
Machinery, equipment and other                  573,000
                                            -----------
                                              4,525,000
Less accumulated depreciation
  and amortization                            1,943,000
                                            -----------
                                            $ 2,582,000
                                            ===========


6. NOTES PAYABLE AND NOTES RECEIVABLE FINANCING

NOTES PAYABLE

The Company has a mortgage note which is collateralized by certain property and is payable in monthly installments of principal and interest through 2019. The mortgage note, which has an outstanding balance of approximately $402,000 at December 31, 2002, bears interest based on an adjustable rate (6.25% at December 31, 2002), not to exceed 15%, adjusted annually.

In 2001, the Company entered into two note agreements to finance the purchase of two vehicles used in connection with the Company's Kohala Preserve development project. These notes, which have an outstanding balance of approximately $33,000 at December 31, 2002, bear interest at 8.5% and are payable in monthly installments aggregating approximately $2,000 through August 2004.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. NOTES PAYABLE AND NOTES RECEIVABLE FINANCING (CONTINUED)

Approximate aggregate future required principal payments on these notes at December 31, 2002 are as follows:

YEAR ENDING DECEMBER 31,
        2003                         $    34,000
        2004                              29,000
        2005                              17,000
        2006                              18,000
        2007                              19,000
        Thereafter                       318,000
                                     -----------
                                     $   435,000
                                     ===========

NOTES RECEIVABLE FINANCING

The Company has a Purchase Agreement (Mortgage Loans) (the "Agreement") with an outstanding balance of approximately $453,000 (including $5,000 included in other current liabilities) as of December 31, 2002. The Agreement provides for the sale (with recourse) of certain notes receivable aggregating approximately $454,000 for proceeds of approximately $417,000 to a financial institution and the assignment of the Company's interest in the underlying collateral to the financial institution. The Agreement has certain provisions, which may require the Company to repurchase the receivables from the financial institution; accordingly, the Company is accounting for the transactions in a manner similar to a secured borrowing. The Agreement is also collateralized by certain land and improvements thereon of the Company.


7. STOCKHOLDERS' EQUITY

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


8. NON-CANCELABLE OPERATING LEASES

The Company leases certain parcels of land to tenants, which are used primarily for agricultural purposes, under noncancelable operating leases expiring through 2028. Rental income under these operating leases and month-to-month arrangements was approximately $280,000 and $346,000 for the years ended December 31, 2002 and 2001, respectively. Approximate minimum rentals under the operating leases, excluding renewal options, are as follows:

YEAR ENDING DECEMBER 31,
        2003                         $   185,000
        2004                             188,000
        2005                             188,000
        2006                             188,000
        2007                             188,000
        Thereafter                       340,000
                                     -----------
                                     $ 1,277,000
                                     ===========

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. INCOME TAXES

At December 31, 2002, the Company's deferred income tax asset is comprised of the tax benefit associated with the following items based on the statutory tax rates currently in effect:

Net operating loss carryforwards               $   126,000

Difference between financial
  and tax bases of assets, primarily
    Marine Forest loan impairment                4,439,000
                                               -----------
                                               $ 4,565,000
                                               ===========

The provision for income taxes (benefit) in the accompanying consolidated statements of operations consisted of the following for the years ended December 31, 2002 and 2001:

                              2002            2001
                          -----------     -----------
CURRENT
  Federal                 $   200,000     $    39,000
  State                        33,000
                          -----------     -----------
                              233,000          39,000
                          -----------     -----------

DEFERRED
  Federal                    (830,000)     (1,195,000)
  State                      (215,000)       (196,000)
                          -----------     -----------
                           (1,045,000)     (1,391,000)
                          -----------     -----------
                          $  (812,000)    $(1,352,000)
                          ===========     ===========

The following table reconciles the federal statutory income tax rate to the Company's effective tax rate for the years ended December 31, 2002 and 2001:

                                       2002        2001
                                      -----       -----
Provision for income taxes
  at the federal statutory rate       (34%)       (34%)

State income tax,
  net of federal tax benefit           (6)         (6)

Other                                   6          (1)
                                      -----       -----
                                      (34%)       (41%)
                                      =====       =====

At December 31, 2002, the Company had net operating loss carryforwards of approximately $314,000 available to offset future income subject to tax. The net operating loss carryforwards begin to expire in 2018.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. COMMITMENTS AND CONTINGENCIES

The prior approvals obtained for the Kohala Preserve development project are conditional; that is, each approval is subject to various conditions of approval. Certain of these conditions of approval contain time limits or financial compliance requirements, which if not met, may ultimately result in legislative and/or administrative actions to void or revoke the prior approvals. The effect of such adverse actions would be to return the land entitlements to the former zoning, or more appropriate zoning as determined by the County of Hawaii. The Company believes that it has continued to maintain the prior approvals through compliance with all applicable conditions. In the future, however, the Company may not be able to maintain compliance with all applicable conditions.

The Company has entered into various consulting agreements for investment banking, project development and other services. Generally, these agreements are on a project by project basis requiring payments as services are performed.

The Company is involved in certain legal actions that arose in the normal course of business. In the opinion of the Company's management, the resolution of these matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.


11. RELATED PARTY TRANSACTIONS

PRESIDENT

During 2001 and 2000, the Company's President advanced the Company $447,000, pursuant to one-year, 5% promissory notes. During 2002 and 2001, the Company repaid the President $354,000 and $93,000. At December 31, 2002, nothing was owed pursuant to the notes. Related interest expense for the years ended December 31, 2002 and 2001 is approximately $7,000 and $18,000, respectively.

MARINE FOREST RESORT, INC. ("MARINE FOREST")

Pursuant to uncollateralized promissory notes, the Company advanced Marine Forest, a related Japanese corporation that owns approximately 400 acres of land in Okinawa, Japan, $9.75 million. The notes bear interest at the U.S. prime rate, at date of issuance, plus one percent. Under their original terms, the notes were due six months after date of issuance. However, the notes were extended an additional six months and subsequently extended to December 31, 2002, as a concession to Marine Forest to advance Marine Forest's development projects. Marine Forest's current development plans are based upon a recently completed study prepared by a consultant for the Kohala Preserve development plan. The Company believes that Marine Forest may sell its development projects based on the aforementioned study and repay the notes and interest thereafter.

As of December 31, 2002, the notes remain outstanding. Further, since issuance of the notes, no interest has been paid to the Company. Accordingly, during the years ended December 31, 2002 and 2001, in light of the speculative nature of Marine Forest's development projects among other reasons and in accordance with its compliance with the requirements of SFAS No. 114, the Company recorded an impairment charge of approximately $3.8 million and $7.2 million, respectively, including approximately $1.3 million of aggregate accrued interest receivable. During the year ended December 31, 2002, the Company discontinued accruing interest income on the notes in light of its impairment charge.

NOTE RECEIVABLE, OFFICER

In April 2002, an officer of the Company purchased property and improvements thereon for $575,000. The officer entered into a 30-year note agreement which requires monthly payments of principal and interest through 2032. The note receivable bears interest at the rate of 2.66%. The sale of the property and improvements to the officer resulted in a loss of approximately $15,000.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. RELATED PARTY TRANSACTIONS (CONTINUED)

OTHER

During 2002 and 2001, the Company rented properties to related individuals for aggregate annual rentals of $10,000 and $49,000, respectively.

During 2002 and 2001, the Company had real estate sales to officers (excluding the officer referenced above) of the Company aggregating $318,000 and $83,000, respectively.


12. SEGMENT REPORTING

As discussed in Note 1, the Company's primary business focus is the Kohala Preserve development project. Nonetheless, the Company complies with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which provides information about the Company's current business activities. Management has divided the Company into the following segments: real estate sales, rental, cattle sales and other. Transactions between segments are not common and are not material to the segment information. Some business activities that cannot be classified in the aforementioned segments are shown under "corporate".

Operating results, by segment, for the years ended December 31, 2002 and 2001 are as follows (in thousands):

                                      2002

                                      Real Estate                 Cattle
                                        Sales        Rental       Sales        Other     Corporate      Total
                                      -----------   --------     --------    --------    ---------    --------
Total revenues                         $  4,141     $    280     $    349    $    267    $     --     $  5,037
Total cost of revenues                    1,213          119          202         214                    1,748
                                       --------     --------     --------    --------    --------     --------
Segment profit                            2,928          161          147          53                    3,289
General and administrative expenses                                                        (2,028)      (2,028)
Interest income, net                                                                          194          194
Impairment charge                                                                          (3,814)      (3,814)
Income tax benefit                                                                            812          812
                                       --------     --------     --------    --------    --------     --------
Net income (loss)                      $  2,928     $    161     $    147    $     53    $ (4,836)    $ (1,547)
                                       ========     ========     ========    ========    ========     ========

Total assets                           $ 35,474     $     57     $     97    $    577    $ 60,545     $ 96,750
                                       ========     ========     ========    ========    ========     ========

Capital expenditures                   $     --     $     --     $     49    $     57    $  1,811     $  1,917
                                       ========     ========     ========    ========    ========     ========

Depreciation and amortization          $     --     $      4     $     17    $     60    $     63     $    144
                                       ========     ========     ========    ========    ========     ========

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. SEGMENT REPORTING (CONTINUED)

                                      2001

                                      Real Estate                 Cattle
                                        Sales        Rental       Sales        Other     Corporate      Total
                                      -----------   --------     --------    --------    ---------    --------
Total revenues                         $  5,835     $    346     $    393    $    257    $     --     $  6,831
Total cost of revenues                    2,362          130          219         233                    2,944
                                       --------     --------     --------    --------    --------     --------
Segment profit                            3,473          216          174          24                    3,887
General and administrative expenses                                                        (1,268)      (1,268)
Interest income, net                                                                        1,295        1,295
Impairment charge                                                                          (7,200)      (7,200)
Income tax benefit                                                                          1,352        1,352
                                       --------     --------     --------    --------    --------     --------
Net income (loss)                      $  3,473     $    216     $    174    $     24    $ (5,821)    $ (1,934)
                                       ========     ========     ========    ========    ========     ========

Total assets                           $ 41,651     $     58     $    110    $  1,033    $ 55,152     $ 98,004
                                       ========     ========     ========    ========    ========     ========

Capital expenditures                   $     --     $      7     $     87    $     71    $  2,599     $  2,764
                                       ========     ========     ========    ========    ========     ========

Depreciation and amortization          $     --     $      6     $     14    $     68    $     59     $    147
                                       ========     ========     ========    ========    ========     ========


13. SUBSEQUENT EVENT

In January 2003,  the Company  acquired the assets of  Millennium  International
Sports & Entertainment, LLC ("Millennium"), which consisted of sports and entertainment memorabilia. In consideration for the assets received, the Company will issue shares of its common stock if certain revenue levels related to the sales of the memorabilia are attained by certain dates. If revenues related to the sales of the memorabilia equal or exceed $8 million by December 31, 2003, an aggregate of 350,000 shares of the Company's common stock would be issued to the former members of Millennium. Additionally, the former members of Millenium excecuted one year employment contracts with the Company. Significant aggregate terms of the employment contract include (i) $240,000 of base salary (ii) 15,000 shares of the Company' common stock, issuable immediately and (iii) 35,000 shares of the Company's common stock, issuable upon the attainment of $1 million of sales of the memorabilia by March 31, 2003, which is not expected to be achieved.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE. None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

         The following table sets forth certain information with respect to executive officers and directors of the Company and its subsidiary as of December 31,2002.

Name                    Age       Position Held
----                    ---       -------------
Yoshihiro Kamon          40       Director and President and of Surety

Howard R. Knapp          56       Director and Chief Financial Officer of Surety
850 Fort Plains Road
Howell, NJ 07731

Stuart D. Tauber, M.D.   70         Director
2003 Timber Trail
Asheville, N.C. 28804

Masahiro Kume            42       Chairman, Pres. And Director of
66-1309 W. Ko Uka Court           Surety Kohala
Waimee, HI 96743, USA

Michael Gomes            54       1st Vice President of Surety Kohala
PO Box 562
Kapaau, HI 96775 USA

Duana Kanuha             54       2nd Vice President of Surety Kohala
PO Box 6532
Hilo, HI 96721

Herman Fernandez         39       Secretary and Treasurer of Surety
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

STUART D. TAUBER, M.D. Since 1999 Dr. Tauber has been a principal in Mountain Diabetes & Endocrine Center in Asheville, North Carolina and President of Stuart
D. Tauber, M.D. professional Association from 1973 to present. He is a former president of The American Diabetes Association, North Carolina (1977-1978) and a featured speaker at medical seminars. Dr. Tauber received his B.A. from Yale University in 1955 and graduated from the University of Pittsburgh School of Medicine in 1960. He was Assistant Professor of Medicine at the University of Texas Southwestern Medical School from 1966-1972. Dr. Tauber has thirty years' experience in small company development.

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

ITEM 10. EXECUTIVE COMPENSATION.

The table below summarizes the compensation awarded to, earned by or paid to the named executive officer for services rendered to the Company in all capacities for the years ended December 31, 2002, 2001,2000 by each person serving as the Company's Executive Officers in the years ended December 31, 2002, 2001, 2000.


                                                      Long Term
                                                    Compensatsion
                                                       Awards
                                                     Securities
                             Annual Compensation     Underlying
                             --------------------   Options/SARs
Name               Year      Salary($)   Bonus($)        #
----               ----      ---------   --------   ------------
Yoshihiro Kamon    2002      $68,0000
                   2001          0
                   2000          0

Masahiro Kume      2002      $118,200
                   2001      $118,200
                   2000      $118,200

Hermann Fernandez  2002      $ 62,904
                   2001      $ 62,904
                   2000      $ 62,904

Mike Gomes         2002      $ 72,960
                   2001      $ 72,960
                   2000      $ 72,960

Duane Kanuha       2002      $ 88,224
                   2001      $ 88,224
                   2000      $ 88,224


Howard R. Knapp    2002      $120,000
                   2001          0
                   2000          0

Currently compensation remains at the same rate, but may change in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information regarding the beneficial ownership, as defined in applicable regulations, of our common stock as of December 31, 2002, by the following individuals or groups: each person or entity who is known by us to own beneficially more than 5% of our outstanding stock; each of the Named Executive Officers; each director of the Company; and, all directors and executive officers as a group. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.

Name of                     No. of Shares          Percentage
Owner                   Beneficially owned(2)       of Class
-------                 ---------------------      ----------
Yoshihiro Kamon(1)           6,270,000                  93
1-608 2572 Shinohara
Kohoku
Yokohama, 2220026 Japan

Mahukona Holdings Corp(1)    6,270,000                  93
680 Mission Street
Apt 33L
San Francisco, California 94105

Directors/Officers           6,270,000                  93
8 as a group


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

         During 2001 and 2000, the Company's President advanced the Company $447,00, pursuant to one year 5% promissory notes. During 2002 and 2001, the Company repaid the President $354,000 and $93,000. At December 31, 2002, nothing was owed pursuant to the notes. Related interest expense for the years ended December 31, 2002 and 2001 is approximately $7,000 and $18,000, respectively.

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

         Pursuant to uncollateralized promissory notes, the Company advanced Marine Forest, a related Japanese corporation that owns approximately 400 acres of land in Okinawa, Japan, $9.75 million. The notes bear interest at the U.S. prime rate, at date of issuance, plus one percent. Under their original terms, the notes were due six months after date of issuance. However, the notes were extended an additional six months and subsequently extended to December 31, 2002. as a concession to Marine Forest to advance Marine Forest's development projects. Marine Forest's current development plans are based upon a recently completed study prepared by a consultant for the Kohala Preserve development plan. The company believes that Marine Forest may sell its development projects based on the aforementioned study and repay the notes and interest thereafter.

As of December 31, 2002, the notes remain outstanding. Further, since issuance of the notes, no interest has been paid to the Company. Accordingly, during the years ended December 31, 2002 and 2001, in light of the speculative nature of Marine Forest's development projects among other reasons and in accordance with its compliance with the requirements of SFAS No. 114, the Company recorded an impairment charge of approximately $3.8 million and $7.2 million, respectively, including approximately $1.3 million of aggregate accrued interest receivable. During the year ended December 31, 2002, the Company discontinued accruing interest income on the notes in light of its impairment charge.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SURETY HOLDINGS CORP>


Dated:  April 15, 2003                               /s/ Yoshihiro Kamon
                                                     ------------------------
                                                     Yoshihiro Kamon
                                                     President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


                                                By:  /s/ Howard R. Knapp
                                                -------------------------
                                                Howard R. Knapp, Chief Financial
                                                Officer and Director


                                                By:  /s/ Stuart D. Tauber
                                                ---------------------------
                                                Dr. Stuart D. Tauber, Director

                                 CERTIFICATION

I, Yoshihiro Kamon, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Surety Holdings Corp.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

         c.  presented  in  this  annual  report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evalutation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most re cent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   April 15, 2003                      /s/ Yoshihiro Kamon
                                                 President and Director

                                 CERTIFICATION

I, Howard R. Knapp, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Surety Holdings Corp.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

         c.  presented  in  this  annual  report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evalutation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most re cent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   April 15, 2003          /s/ Howard R. Knapp
                                     Chief Financial Officer and Director