Form 10QSB
period 2003-03-31
SURETY HOLDINGS CORP
filed 2003-05-15
CIK 1119135

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003


( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to

     Commission File No.  0-32331


                              SURETY HOLDINGS CORP.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


              Delaware                                       52-2229054
   ------------------------------                      ----------------------
   State of other jurisdiction of                      (IRS Employer
   incorporation or organization                       Identification No.)


                               4400 Route 9 South
                           Freehold, New Jersey 07728
                    ----------------------------------------
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

   (1)   YES  __X__     NO _____            (2)   YES  __X__     NO _____


   State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

                           6,753,000 - - May 15, 2003

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            ----

     Part I - Financial Information

           Item 1 - Condensed Consolidated Financial Statements

                Balance Sheet as of March 31, 2003                             1

                Statements of Income for Three Months Ended March 31, 2003
                    and 2002                                                   2

                Statements of Cash Flows for Three Months Ended March 31,
                    2003 and 2002                                              3

                Notes to the Financial Statements                            4-7

           Item 2 - Management's Discussion and Analysis or Plan of
                    Operation                                               8-16

           Item 3 - Evaluation of Disclosure Controls and Procedures          17

     Part II - Other Information

           Item 1 - Legal Proceedings                                         17

           Item 2 - Change in Securities                                      17

           Item 3 - Defaults Upon Senior Securities                           17

           Item 4 - Submission of Matters to a Vote of Security Holders       17

           Item 5 - Other Information                                         17

           Item 6 - Exhibits and Reports on Form 8-K                          17

           SIGNATURE                                                          18

           CERTIFICATIONS                                                  19-21

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2003
                                   (unaudited)


                                     ASSETS

CURRENT ASSETS
  Cash                                                            $  11,154,000
  Real estate held for sale, current                                  1,548,000
  Other current assets                                                  343,000
  Notes receivable, officer, current                                     13,000
                                                                  -------------
    Total current assets                                             13,058,000

NOTES RECEIVABLE, less current maturities                             1,367,000

NOTES RECEIVABLE, officer, less current maturities                      550,000

REAL ESTATE HELD FOR SALE                                            31,103,000

NOTES RECEIVABLE AND ACCRUED INTEREST,
   MARINE FOREST RESORT, INC., net of an approximate
    $11 million allowance for loan losses                                    --

REAL ESTATE DEVELOPMENT COSTS                                        42,588,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  and amortization of $1,979,000                                      2,556,000

DEFERRED TAX ASSET                                                    4,557,000

OTHER ASSETS                                                          1,864,000
                                                                  -------------
                                                                  $  97,643,000
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable, current maturity                                 $      34,000
  Accounts payable                                                      429,000
  Accrued expenses and other current liabilities                        176,000
  Income taxes payable                                                  245,000
                                                                  -------------
    Total current liabilities                                           884,000
                                                                  -------------
LONG-TERM LIABILITIES
  Notes payable, less current maturity                                  393,000
  Obligations pursuant to notes receivable
    financing, less current maturity                                    451,000
                                                                  -------------
                                                                        844,000
                                                                  -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value,
    200,000,000 shares authorized,
    6,753,000 shares issued and
    outstanding                                                           7,000
  Capital in excess of par value                                    101,710,000
  Accumulated deficit                                                (5,802,000)
                                                                  -------------
    Total stockholders' equity                                       95,915,000
                                                                  -------------
                                                                  $  97,643,000
                                                                  =============


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (unaudited)


                                                     2003               2002
                                                 -----------        -----------

REVENUES                                         $ 3,078,000        $   945,000

COST OF REVENUES                                   1,167,000            415,000
                                                 -----------        -----------

GROSS PROFIT                                       1,911,000            530,000

GENERAL AND ADMINISTRATIVE
 EXPENSES                                            617,000            394,000
                                                 -----------        -----------

INCOME FROM OPERATIONS                             1,294,000            136,000
                                                 -----------        -----------

OTHER INCOME (EXPENSE)
  Interest income                                     61,000             74,000
  Interest expense                                    (7,000)           (13,000)
                                                 -----------        -----------

                                                      54,000             61,000
                                                 -----------        -----------

INCOME BEFORE INCOME TAXES                         1,348,000            197,000

INCOME TAXES                                        (513,000)           (49,000)
                                                 -----------        -----------

NET INCOME                                       $   835,000        $   148,000
                                                 ===========        ===========

NET INCOME PER COMMON
  SHARE, basic and diluted                       $      0.12        $      0.02
                                                 ===========        ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, basic and diluted                   6,745,000          6,738,000
                                                 ===========        ===========






SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (unaudited)

                                                              2003            2002
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $    835,000    $    148,000
  Adjustments to reconcile net income
   to net cash used in operating activities:
    Depreciation and amortization                               36,000          38,000
    Deferred income taxes                                        8,000          45,000
    Gain on sales of property                               (2,109,000)       (675,000)
    Loss on sale of notes receivable                                            79,000
    Stock compensation charge                                   32,000
    Increase (decrease) in cash
     attributable to changes in operating
     assets and liabilities:
      Other current assets                                     123,000         (34,000)
      Other assets                                            (115,000)       (122,000)
      Accounts payable                                        (269,000)       (185,000)
      Accrued expenses and other
       current liabilities                                      58,000          16,000
      Income taxes payable                                     245,000
                                                          ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                       (1,156,000)       (690,000)
                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                          (10,000)        (27,000)
  Proceeds from sales of property                            2,868,000         710,000
  Real estate development expenditures                        (294,000)       (265,000)
  Proceeds from repayments of notes receivable                   4,000         838,000
                                                          ------------    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                    2,568,000       1,256,000
                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable                           (8,000)         (7,000)
  Proceeds from repayments of notes receivable, officer          4,000
  Repayments of notes payable, president                                      (155,000)
                                                          ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                           (4,000)       (162,000)
                                                          ------------    ------------

NET INCREASE IN CASH                                         1,408,000         404,000

CASH
  Beginning of period                                        9,746,000       9,908,000
                                                          ------------    ------------
  End of period                                           $ 11,154,000    $ 10,312,000
                                                          ============    ============




SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   NATURE OF OPERATIONS

Surety Holdings Corp. ("Surety") and its wholly-owned subsidiaries (collectively, the "Company") are primarily engaged in the development of a property on 642 acres of land in the North Kohala district of Hawaii Island in the state of Hawaii. This development, referred to as the Kohala Preserve development project was initially slated to be a hotel, 18-hole golf course and resort homes. However, the Company is exploring other avenues of development for the 642 acres most notably, an all-inclusive fractional interest club community.

The current operations of the Company include the sale of its non-Kohala Preserve development project real estate and other ancillary activities, all of which are not deemed to be the future of the Company's business.

In January 2003,  the Company  acquired the assets of  Millennium  International
Sports & Entertainment, LLC ("Millennium"), which consisted of sports and entertainment memorabilia (see Item 7, CONSOLIDATED FINANCIAL STATEMENTS - NOTE 13, in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 for further detail). However, since revenues related to the sales of the memorabilia were below certain thresholds specified in the Asset Purchase Agreement, the Company notified Millennium of its election to rescind the Asset Purchase Agreement, pursuant to the terms of agreement.

2.   UNAUDITED STATEMENTS, INCOME PER COMMON SHARE AND NEW ACCOUNTING
     PRONOUNCEMENTS

UNAUDITED STATEMENTS

The accompanying condensed consolidated financial statements of Surety Holdings Corp. and Subsidiaries as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report on the Form 10-KSB for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may occur for the year ending December 31, 2003.

INCOME PER COMMON SHARE

The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has no securities or other contracts to issue common stock, basic and diluted net income per common share for the three months ended March 31, 2003 and 2002 were the same.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2. UNAUDITED STATEMENTS, INCOME PER COMMON SHARE AND NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

In 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities" and No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 146, which is effective beginning with fiscal year ending December 31, 2003, addresses financial accounting and reporting for costs associated with exit or disposal activities. The adoption of SFAS No. 146 did not have a significant impact on its consolidated financial position, results of operations and cash flows. The adoption of SFAS No. 148, which was effective for fiscal years beginning after December 15, 2002, addresses stock-based compensation. This pronouncement did not have a material impact on the Company's consolidated financial position, result of operations and cash flows.

3.   REAL ESTATE DEVELOPMENT COSTS

At March 31, 2003, real estate development costs, attributed to the Company's Kohala Preserve development project, consist of the following:

 Land and land acquisition costs            $28,975,000
 Planning and studies                         2,490,000
 Engineering and architectural                  565,000
 Infrastructure                               6,404,000
 Professional and consulting fees             2,575,000
 Other                                        1,579,000
                                            -----------
                                            $42,588,000
                                            ===========


4.   STOCKHOLDERS' EQUITY

In January 2003, the Company issued 15,000 shares of its common stock valued at $32,000 pursuant to employment contracts.

5.   COMMITMENTS AND CONTINGENCIES

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

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



6.   RELATED PARTY TRANSACTIONS

PRESIDENT

From time to time, the Company's President advances the Company monies pursuant to one-year 5% promissory notes. At March 31, 2003, the amount owed to the Company's President pursuant to such notes was approximately $nil. Related interest expense for the three months ended March 31, 2003 and 2002 is approximately $nil and $4,000, respectively

MARINE FOREST RESORT, INC. ("MARINE FOREST")

Pursuant to uncollateralized promissory notes, the Company advanced Marine Forest, a related Japanese corporation that controls approximately 400 acres of land in Okinawa, Japan, $9.75 million. The notes bear interest at the U.S. prime rate, at date of issuance, plus one percent. Under their original terms, the notes were due six months after date of issuance. However, the notes were extended an additional six months and subsequently extended to December 31, 2002, as a concession to Marine Forest to advance Marine Forest's development projects. Marine Forest's current development plans are based upon a recently completed study prepared by a consultant for the Kohala Preserve development plan. The Company believes that Marine Forest may sell its development projects based on the aforementioned study and repay the notes and interest thereafter.

As of March 31, 2003, the notes remain outstanding. Further, since issuance of the notes, no interest has been paid to the Company. Accordingly, during the years ended December 31, 2002 and 2001, in light of the speculative nature of Marine Forest's development projects among other reasons and in accordance with its compliance with the requirements of SFAS No. 114, the Company recorded an impairment charge of approximately $3.8 million and $7.2 million, respectively, including approximately $1.3 million of aggregate accrued interest receivable. During the year ended December 31, 2002, the Company discontinued accruing interest income on the notes in light of its impairment charge.

NOTE RECEIVABLE, OFFICER

In April 2002, an officer of the Company purchased property and improvements thereon for $575,000. The officer entered into a 30-year note agreement, which requires monthly payments of principal and interest through 2032. The note receivable bears interest at the rate of 2.66%. At March 31, 2003, the balance on this note receivable was $563,000.

OTHER

During the three months ended March 31, 2003 and 2002, the Company rented properties to related individuals for aggregate annual rentals of approximately $nil and $10,000, respectively.

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

Operating results, by segment, for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



7.   SEGMENT REPORTING (CONTINUED)

                        THREE MONTHS ENDED MARCH 31, 2003

                                        Real Estate      Rental         Cattle
                                           Sales        Activity         Sales        Other         Corporate        Total
                                        ------------------------------------------------------------------------------------

Total revenues                           $  2,868       $     83       $     72      $     55       $     --       $  3,078
Total cost of revenues                      1,020             31             60            56                         1,167
                                        ------------------------------------------------------------------------------------
Gross profit (loss)                         1,848             52             12            (1)                        1,911
General and administrative expenses                                                                     (617)          (617)
Interest income, net                                                                                      54             54
Income taxes                                                                                            (513)          (513)
                                        ------------------------------------------------------------------------------------

Net income (loss)                        $  1,848       $     52       $     12      $     (1)      $ (1,076)      $    835
                                        ====================================================================================

Total assets                             $ 36,571       $     61       $     99      $    563       $ 60,349       $ 97,643
                                        ====================================================================================

Capital expenditures                     $     --       $     --       $      6      $     --       $    298       $    304
                                        ====================================================================================

Depreciation and amortization            $     --       $      1       $      4      $     15       $     16       $     36
                                        ====================================================================================


                        THREE MONTHS ENDED MARCH 31, 2002

                                        Real Estate      Rental         Cattle
                                           Sales        Activity         Sales        Other         Corporate        Total
                                        ------------------------------------------------------------------------------------

Total revenues                           $    710       $     99       $     81      $     55       $     --       $    945
Total cost of revenues                        270             28             48            69                           415
                                        ------------------------------------------------------------------------------------
Gross profit (loss)                           440             71             33           (14)                          530
General and administrative expenses                                                                     (394)          (394)
Interest income, net                                                                                      61             61
Income taxes                                                                                             (49)           (49)
                                        ------------------------------------------------------------------------------------

Net income (loss)                        $    440       $     71       $     33      $    (14)      $   (382)      $    148
                                        ====================================================================================

Total assets                             $ 40,679       $     53       $    106      $  1,039       $ 55,944       $ 97,821
                                        ====================================================================================

Capital expenditures                     $     --       $     --       $     --      $     27       $    265       $    292
                                        ====================================================================================

Depreciation and amortization            $     --       $      1       $      4      $     18       $     15       $     38
                                        ====================================================================================

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE ON FORWARD LOOKING INFORMATION
This Form 10-QSB contains forward-looking statements. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimates", or "continue" or comparable terminology or the negative thereof are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, both known and unknown, and actual results may differ materially from any future results expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

Surety Holdings Corp. (the "Company"), through its wholly-owned subsidiary, Surety Kohala Corporation ("Surety Kohala"), is engaged in the development of a property on 642 acres of land in the North Kohala district of Hawaii Island in the state of Hawaii. This development, referred to as the Kohala Preserve development project (formerly known as the Mahukona development project), was initially slated to be a hotel, 18-hole golf course and resort homes. However, the Company is exploring other avenues of development for the 642 acres most notably, an all-inclusive fractional interest club community (see KOHALA PRESERVE DEVELOPMENT in Liquidity and Capital Resources).

The Company maintains an investment in Marine Forest Resort, Inc. ("Marine Forest"), a related Japanese corporation that controls approximately 400 acres of land in Okinawa, Japan (see MARINE FOREST in Liquidity and Capital Resources for discussion of Impairment Charge).

The current operations of the Company (discussed in Results of Operations on the following pages) include the sale of its non-Kohala Preserve development project real estate and other ancillary activities, many of which are not deemed to be the future of the Company's business.

In January 2003, the Company acquired the assets of Millennium International Sports & Entertainment, LLC, which consisted of sports and entertainment memorabilia. Subsequently, the Company has notified Millennium of its election to rescind on the Asset Purchase Agreement as a result of revenues relating to the memorabilia being below certain specified thresholds in the agreement.(see MILLENNIUM in Liquidity and Capital Resources).

CRITICAL ACCOUNTING POLICIES

The Company has identified the following critical accounting policies which effect the Company's consolidated financial statements as of March 31, 2003 and for the two quarters ended March 31, 2003 and 2002:

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

RESULTS OF OPERATIONS

The following table sets forth the statements of income of the Company for the three months ended March 31, 2003 and 2002:

                                                         2003          2002

Real estate sales                                   $ 2,868,000     $ 710,000
Rentals                                                  83,000        99,000
Cattle sales                                             72,000        81,000
Other                                                    55,000        55,000
                                                   -------------   -----------

Total revenues                                        3,078,000       945,000
                                                   -------------   -----------

Cost of real estate sales                             1,020,000       270,000
Cost of rentals                                          31,000        28,000
Cost of cattle sales                                     60,000        48,000
Cost of other                                            56,000        69,000
                                                   -------------   -----------

Total cost of revenues                                1,167,000       415,000
                                                   -------------   -----------

Gross profit                                          1,911,000       530,000

General and administrative expenses                     617,000       394,000
                                                   -------------   -----------

Income from operations                                1,294,000       136,000
                                                   -------------   -----------

Interest income                                          61,000        74,000
Interest expense                                         (7,000)      (13,000)
Income taxes                                           (513,000)      (49,000)
                                                   -------------   -----------

                                                       (459,000)       12,000
                                                   -------------   -----------

Net income                                          $   835,000     $ 148,000
                                                   =============   ===========

REAL ESTATE SALES -

For the three months ended March 31, 2003, the Company sold parcels to four different buyers of properties for proceeds of approximately $2.9 million as compared to the three months ended March 31, 2002 where the Company sold two properties for proceeds of approximately $710,000, an approximate $2.2 million increase. In 2002, the Company had been experiencing closing delays caused by the Company's survey company, the largest survey company on the Big Island of Hawaii and probably the only survey company large enough to handle the Company's PCRS (Parcel Consolidation Re-Subdivision) parcels and subdivisions, being backlogged with work. To address the backlog, the Company switched surveyors on several projects. Land court and county approval processes (generally three months or more), which occur subsequent to the surveying, could contribute, however, to a slowing in the closing process.

The Company anticipates closing between 10 to 20 transactions in the second quarter of 2003 for approximately $4.5 million. As a result of the survey work becoming quicker, the Company anticipates closing approximately $28 million for 2003. There can be no assurances that the Company will be able to close a majority of these contracts in 2003.

Real estate sales expense increased in 2003 as a result of the amortization of the survey costs being much greater in 2003 than previously for the parcels sold in 2002.

The Company believes that the tourism and second home markets have made recoveries from the events of September 11, 2001 ("September 11th"), however, the war in the Middle East may have negative repercussions.

RENTAL REVENUES -
The approximate 16% decrease in rental revenue is primarily attributable to the sale of real estate formerly leased by the Company. The Sandalwood property, a new home built on the island during 2001, was rented to Surety Kohala's
President for the last eleven months of 2001. In 2002, the Company sold the Sandalwood property to Surety Kohala's President for approximately $575,000. Additionally, during 2002 and 2003, rental revenue was discontinued from certain properties as these properties were placed in escrow for a pending sale. The Company expects rental income to continue to decrease in 2003 as long as land continues to be sold.

CATTLE SALES -
The approximate 11% decrease in cattle sales is attributable to the decrease in the average price per head of cattle. Specifically, for the three months ended March 31 2003, the Company sold 281 heads at an average price of approximately $257 per head versus the same period in 2002, where the Company sold 281 heads at an average price of approximately $288 per head. The deteriorated cattle sales margins are attributable to increased costs resulting from the increase in rent expense caused by the sale and lease back of former pasturelands. Cattle sales will continue to decrease as the Company continues to sell pasturelands.

OTHER REVENUES -
Other revenues experienced no significant fluctuations. The Company anticipates other revenues to increase through the remainder of 2003.

GENERAL AND ADMINISTRATIVE EXPENSES -
On an overall basis, general and administrative expenses increased approximately 57% for the three months ended March 31, 2003 as compared to the same period in 2002. The components of general and administrative expenses for the three months ended March 31, 2003 include salaries and related costs of approximately $102,000; professional fees (legal, auditing and consulting) of approximately $289,000; franchise and other taxes of approximately $29,000; depreciation of approximately $16,000; insurance of approximately $37,000; and other expenses aggregating approximately $144,000. The components of general and administrative expenses for the three months ended March 31, 2002 include salaries and related costs of approximately $108,000; professional fees (legal, auditing and consulting) of approximately $90,000; franchise and other taxes of approximately $70,000; depreciation of approximately $15,000; insurance of approximately $36,000; and other expenses aggregating approximately $75,000.

Salaries and related costs remained relatively unchanged from the first quarter 2003 compared to the first quarter of 2002. Professional fees more than tripled in 2003 as a result of (i) higher legal costs in connection with hiring legal counsel to negotiate and address the development cost activities and (ii) an increase in consulting fees paid to the Company's President and Chief Executive Officer. Depreciation and insurance expense remained flat in 2003. Other expenses increased by approximately $69,000 primarily as a result of increased travel and entertainment by executives to progress development plans and to complete the Millennium transaction, (ii) increased rent attributable to temporary accommodations in San Francisco for the Company's President and (iii) stock compensation charge incurred pursuant to employment contracts.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS
For the three months ended March 31, 2003 and 2002, the Company's net cash used in operating activities of approximately $1,156,000 and $690,000, respectively, is comprised of the following:

                                                             2003                  2002

Net income                                             $    835,000           $  148,000

Depreciation and amortization                                36,000               38,000

Deferred income taxes                                         8,000               45,000

Stock compensation charge                                    32,000

Net gain on sales and disposition of property
  and assets                                             (2,109,000)            (596,000)

Changes in operating assets
 and liabilities                                             42,000             (325,000)
                                                       ------------           ----------

                                                       $ (1,156,000)          $ (690,000)
                                                       ============           ==========

For the three months ended March 31, 2003 and 2002, the Company's net cash provided by investing activities of approximately $2,568,000 and $1,256,000, respectively, is comprised of the following:

                                                      2003            2002

Capital expenditures including
  real estate development                         $ (304,000)     $ (292,000)

Proceeds from sales of property                    2,868,000         710,000

Proceeds from notes receivable                         4,000         838,000
                                                -------------    ------------

                                                  $2,568,000      $1,256,000
                                                =============    ============

Approximately $294,000 of the $304,000 of the March 2003 quarter's capital expenditures and approximately $265,000 of the $292,000 of the March 2002 quarter's capital expenditures was made to progress the Company's Kohala Preserve development endeavors. These expenditures include approximately $114,000 and $76,000, in the March 31, 2003 and 2002 quarters, respectively, for land clearing, leveling and grading and approximately $180,000 and $78,000 in the March 31, 2003 and 2002 quarters, respectively, for design, planning, engineering and surveying and other costs.

For the three months ended March 31, 2003 and 2002, the Company's net cash used for financing activities of approximately $4,000 and $162,000, respectively, is comprised of the following:

                                                           2003             2002

Proceeds from repayment of officer's note               $  4,000        $       --

Repayment of debt (to President)                                          (155,000)

Debt repayments, net                                      (8,000)           (7,000)
                                                       ----------      ------------

                                                        $ (4,000)       $ (162,000)
                                                       ==========      ============

As of March 31, 2002, the Company has total current assets of approximately $13.1 million and total current liabilities of approximately $.9 million or a working capital of approximately $12.2 million. As previously discussed, the Company anticipates 2003 revenue levels to be higher than levels experienced during 2002. However, given the Company's anticipated cash requirements to complete the revised Kohala Preserve development project (discussed below), future capital raising or debt financing activities may be required.

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


                                       YEAR 1         YEAR 2        YEAR 3        BEYOND
Infrastructure and amenities          $ 21,062      $ 31,762      $ 13,280      $ 15,586
3-Bedroom fractionals                                               15,080        15,998
2-Bedroom fractionals                                                8,918         3,546
Hales                                                                4,262         4,389
3-Bedroom condos                                                    11,310
2-Bedroom condos                                                     5,016
Lots                                                     822                       2,471
Hotel                                   16,243        43,949
                                     ----------    ----------    ----------    ----------
                                      $ 37,305      $ 76,533      $ 57,866      $ 41,990
                                     ==========    ==========    ==========    ==========


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

MARINE FOREST
Pursuant to uncollateralized promissory notes, the Company advanced Marine Forest, a related Japanese corporation that controls approximately 400 acres of land in Okinawa, Japan, $9.75 million. The notes bear interest at the U.S. prime rate, at the date of issuance, plus one percent. Under their original terms, the notes were due nine months after date of issuance. However, the notes were extended and additional nine months and subsequently extended to December 31, 2002, as a concession to Marine Forest to advance Marine Forest's development projects. Marine Forest's current development plans are based upon a recently completed study prepared by a consultant for the Kohala Preserve development plan. The Company believes that Marine Forest may sell its development projects based on the aforementioned study and repay the notes and interest thereafter. However, this action has not been initiated at this point and when (and if) initiated, it would take at least a year, if not longer, to consummate such a transaction.

As of March 31, 2003 and through the date hereof, the notes remain outstanding. Further, since issuance of the notes and through the date hereof, no interest has been paid to the Company. Accordingly, during the years ended December 31, 2002 and 2001, in light of the speculative nature of Marine Forest's development projects among other reasons and in accordance with its compliance with the requirements of SFAS No. 114 (see previous discussion of Critical Accounting Policies), the Company recorded an impairment charge of approximately $3.8 million and $7.2 million, respectively, including approximately $1.3 million of aggregate accrued interest receivable. During the year ended December 31, 2002, the Company discontinued accruing interest income on the notes in light of its impairment charge.

MILLENNIUM
In January 2003, pursuant to an Asset Purchase  Agreement,  the Company acquired the assets of Millennium International Sports & Entertainment, LLC ("Millennium"), which consisted of sports and entertainment memorabilia. In consideration for the assets received, the Company will issue shares of its common stock if certain revenue levels related to the sales of the memorabilia are attained by certain dates. If revenues related to the sales of the memorabilia equal or exceed $8 million by December 31, 2003, an aggregate of 350,000 shares of the Company's common stock would be issued to the former members of Millenium, all of whom executed employment agreements with the Company in connection with the January 2003 transaction. Since the Company's acquisition of Millennium and through May 15, 2003, there has been little to no revenues related to the sales of the memorabilia. Pursuant to the terms of the Asset Purchase Agreement, the Company notified Millennium of its election to rescind.

CONTRACTUAL COMMITMENTS

The Company is obligated under various contractual commitments over the next several years. Following is a summary of those commitments as of December 31, 2002:

                                                                 GREATER
                                     1 YEAR       1-3 YEARS    THAN 3 YEARS

Notes payable (a)                   $ 34,000      $ 46,000      $ 355,000

                                   ----------    ----------    -----------

                                    $ 34,000      $ 46,000      $ 355,000

                                   ==========    ==========    ===========

(a) Excludes obligation pursuant to notes receivable financing whereby a cash outlay is only required if the financial institution requires the Company to repurchase a defaulted note.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES



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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:

There have been no material changes in legal proceedings as required to be reported on Form 10-QSB from as previously reported in the Company's 10-KSB for the fiscal year ended December 31, 2002.

Item 2.   Change in Securities:

          In January 2003, the Company issued 15,000 shares of its common stock valued at $32,000 pursuant to employment contracts.

Item 3.   Defaults Upon Senior Securities:

          None

Item 4.   Submission of Matters to a Vote of Security Holders:

          None

Item 5.   Other information:

          None

Item 6.   Exhibits and Reports on Form 8-K:

          Form 8-K filed on January 16, 2003 - other events.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES



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



Dated:  May 15, 2003

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES



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

Dated: May 15. 2003
                                          By: /s/ Yoshihiro Kamon
                                          -------------------------
                                          Yoshihiro Kamon
                                          President and sole Director of Surety

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES



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

Dated: May 15, 2003
                                            By:   /s/ Howard R. Knapp
                                            -------------------------------
                                            Howard R. Knapp
                                            Chief Financial Officer of Surety