Form 10QSB
period 2003-06-30
SURETY HOLDINGS CORP
filed 2003-08-14
CIK 1119135

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2003


( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

    For the transition period from         to

    Commission File No.  0-32331

                              SURETY HOLDINGS CORP.
             -------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Delaware                                              52-2229054
   ------------------------------                          ---------------------
   State of other jurisdiction of                          (IRS Employer
   incorporation or organization                           Identification No.)

                               4400 Route 9 South
                           Freehold, New Jersey 07728
                ------------------------------------------------
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

                          6,753,000 - - August 14, 2003

                                      INDEX

                                                                           PAGE
                                                                           ----
Part I - Financial Information

       Item 1 - Condensed Consolidated Financial Statements

            Balance Sheet as of June 30, 2003                                1

            Statements of Income for the six and three months
               ended June 30, 2003 and 2002                                  2

            Statements of Cash Flows for six months ended June 30, 2003
            and 2002                                                        3-4

            Notes to the Financial Statements                               5-10

       Item 2 - Management's Discussion and Analysis or Plan of Operation  11-20

       Item 3 - Evaluation of Disclosure Controls and Procedures            21

Part II - Other Information

       Item 1 - Legal Proceedings                                           21

       Item 2 - Change in Securities                                        21

       Item 3 - Defaults Upon Senior Securities                             21

       Item 4 - Submission of Matters to a Vote of Security Holders         21

       Item 5 - Other Information                                           21

       Item 6 - Exhibits and Reports on Form 8-K                            21

       SIGNATURE                                                            22

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2003
                                   (unaudited)

                                     ASSETS


CURRENT ASSETS
  Cash                                                             $ 11,385,000
  Real estate held for sale, current                                  2,305,000
  Other current assets                                                  281,000
  Notes receivable, officer, current                                     13,000
                                                                   ------------
     Total current assets                                            13,984,000

NOTES RECEIVABLE, less current maturities                             2,876,000

NOTE RECEIVABLE, officer, less current maturity                         547,000

REAL ESTATE HELD FOR SALE                                            29,717,000

NOTES RECEIVABLE AND ACCRUED INTEREST,
  MARINE FOREST RESORT, INC., net of an approximate
  $11 million allowance for loan losses                                      --

REAL ESTATE DEVELOPMENT COSTS                                        42,723,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  and amortization of approximately $2 million                        2,525,000

DEFERRED TAX ASSET                                                    4,519,000

OTHER ASSETS                                                          1,937,000
                                                                   ------------
                                                                   $ 98,828,000
                                                                   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable, current maturity                                  $     31,000
  Accounts payable                                                      309,000
  Accrued expenses and other current liabilities                        348,000
                                                                   ------------
     Total current liabilities                                          688,000
                                                                   ------------

LONG-TERM LIABILITIES
  Notes payable, less current maturity                                  387,000
  Obligations pursuant to notes receivable
    financing, less current maturity                                    451,000
                                                                   ------------
     Total long-term liabilities                                        838,000
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value,
    200,000,000 shares authorized,
    6,753,000 shares issued and
    outstanding                                                           7,000
  Capital in excess of par value                                    101,709,000
  Accumulated deficit                                                (4,414,000)
                                                                   ------------
     Total stockholders' equity                                      97,302,000
                                                                   ------------

                                                                   $ 98,828,000
                                                                   ============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                SIX AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (unaudited)

                                   SIX MONTHS ENDED JUNE 30,   THREE MONTHS ENDED JUNE 30,
                                     2003           2002           2003           2002
                                  -----------    -----------    -----------    -----------
REVENUES                          $ 6,970,000    $ 1,793,000    $ 3,892,000    $   848,000

COST OF REVENUES                    2,387,000        649,000      1,220,000        309,000
                                  -----------    -----------    -----------    -----------

GROSS PROFIT                        4,583,000      1,144,000      2,672,000        539,000

GENERAL AND ADMINISTRATIVE
 EXPENSES                           1,138,000        775,000        521,000        382,000
                                  -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS              3,445,000        369,000      2,151,000        157,000
                                  -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
Interest income                       109,000        137,000         48,000         63,000
Interest expense                      (13,000)       (98,000)        (6,000)       (10,000)
                                  -----------    -----------    -----------    -----------
                                       96,000         39,000         42,000         53,000
                                  -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES          3,541,000        408,000      2,193,000        210,000

INCOME TAXES                       (1,318,000)      (165,000)      (805,000)      (116,000)
                                  -----------    -----------    -----------    -----------
NET INCOME                        $ 2,223,000    $   243,000    $ 1,388,000    $    94,000
                                  ===========    ===========    ===========    ===========

NET INCOME PER COMMON
 SHARE, basic and diluted         $      0.33    $      0.04    $      0.21    $      0.01
                                  ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING, basic and diluted     6,749,000      6,738,000      6,753,000      6,738,000
                                  ===========    ===========    ===========    ===========






SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (unaudited)

                                                             2003            2002
                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $  2,223,000    $    243,000
  Adjustments to reconcile net income
   to net cash used in operating activities:
     Depreciation and amortization                             71,000          73,000
     Deferred income taxes                                     46,000           8,000
     Gain on sales of property                             (5,173,000)     (1,110,000)
     Loss on sale of notes receivable                                          75,000
     Stock compensation charge                                 31,000
     Increase (decrease) in cash
      attributable to changes in operating
      assets and liabilities:
        Other current assets                                  180,000           5,000
        Other assets                                         (188,000)       (201,000)
        Accounts payable                                     (389,000)       (271,000)
        Accrued expenses and other
         current liabilities                                  230,000         174,000
                                                         ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                      (2,969,000)     (1,004,000)
                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                         (14,000)        (93,000)
  Proceeds from sales of property                           4,903,000       1,318,000
  Real estate development expenditures                       (429,000)       (756,000)
  Proceeds from repayments of notes receivable                158,000         769,000
  Proceeds from repayments of note receivable, officer          7,000           2,000
                                                         ------------    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                   4,625,000       1,240,000
                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable                         (17,000)        (14,000)
  Repayments of notes payable, president                                     (260,000)
                                                         ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                         (17,000)       (274,000)
                                                         ------------    ------------
NET INCREASE (DECREASE) IN CASH                             1,639,000         (38,000)

CASH
  Beginning of period                                       9,746,000       9,908,000
                                                         ------------    ------------
  End of period                                          $ 11,385,000    $  9,870,000
                                                         ============    ============









SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (unaudited)

                                                                                   2003         2002
                                                                                ----------   ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW

INFORMATION, cash paid during the period for:
  Interest                                                                      $   13,000   $   17,000
                                                                                ==========   ==========


  Income taxes                                                                  $  823,000   $       --
                                                                                ==========   ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

Issuance of note receivable to officer upon sale of property and improvements   $       --   $  575,000
                                                                                ==========   ==========

Issuance of notes receivable upon sale of property                              $1,658,000   $       --
                                                                                ==========   ==========






SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

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

2.  UNAUDITED   STATEMENTS,   INCOME   PER  COMMON  SHARE  AND  NEW   ACCOUNTING
    PRONOUNCEMENTS

UNAUDITED STATEMENTS

The accompanying condensed consolidated financial statements of Surety Holdings Corp. and Subsidiaries as of June 30, 2003 and for the six and three-month periods ended June 30, 2003 and 2002 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report on the Form 10-KSB for the year ended December 31, 2002. The results of operations for the six and three-month periods ended June 30, 2003 are not necessarily indicative of the results that may occur for the year ending December 31, 2003.

INCOME PER COMMON SHARE

The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has no securities or other contracts to issue common stock, basic and diluted net income per common share for the six and three-month periods ended June 30, 2003 and 2002 were the same.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.  UNAUDITED   STATEMENTS,   INCOME  PER  COMMON  SHARE  AND   NEW   ACCOUNTING
    PRONOUNCEMENTS (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the equity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 15, 2003. The Company has no arrangements that would be subject to this interpretation.

In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on the Company's condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities, certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of SFAS No. 150 will not have a material effect on the Company's condensed consolidated financial statements.

3.  REAL ESTATE DEVELOPMENT COSTS

At June 30, 2003, real estate development costs, attributed to the Company's Kohala Preserve development project, consist of the following:


Land and land acquisition costs                $  28,975,000
Planning and studies                               2,521,000
Engineering and architectural                        565,000
Infrastructure                                     6,604,000
Professional and consulting fees                   2,458,000
Other                                              1,600,000
                                               -------------
                                               $  42,723,000
                                               =============


4.  STOCKHOLDERS' EQUITY

In January 2003, the Company issued 15,000 shares of its common stock valued at $31,000 pursuant to employment contracts.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

The Company is involved in certain legal actions that arose in the normal course of business. In the opinion of the Company's management, the resolution of these matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company

6.  RELATED PARTY TRANSACTIONS

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

As of June 30, 2003, the notes remain outstanding. Further, since issuance of the notes, no interest has been paid to the Company. Accordingly, during the years ended December 31, 2002 and 2001, in light of the speculative nature of Marine Forest's development projects among other reasons and in accordance with its compliance with the requirements of SFAS No. 114, the Company recorded an impairment charge of approximately $3.8 million and $7.2 million, respectively, including approximately $1.3 million of aggregate accrued interest receivable. During the year ended December 31, 2002, the Company discontinued accruing interest income on the notes in light of its impairment charge.

NOTE RECEIVABLE, OFFICER

In April 2002, an officer of the Company purchased property and improvements thereon for $575,000. The officer entered into a 30-year note agreement, which requires monthly payments of principal and interest through 2032. The note receivable bears interest at the rate of 2.66%. At June 30, 2003, the balance on this note receivable was approximately $560,000.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Operating results, by segment, for the six and three months ended June 30, 2003 and 2002 are as follows (in thousands):


                                      SIX MONTHS ENDED JUNE 30, 2003

                                      Real Estate      Rental         Cattle
                                         Sales        Activity         Sales        Other        Corporate      Total
                                      ----------------------------------------------------------------------------------
Revenues                              $    6,561      $     141      $     147     $     121     $      --      $  6,970
Cost of revenues                           2,102             61            113           111                       2,387
                                      ----------------------------------------------------------------------------------
Segment profit                             4,459             80             34            10                       4,583
General and administrative expenses                                                                 (1,138)       (1,138)
Interest income, net                                                                                    96            96
Income taxes                                                                                        (1,318)       (1,318)
                                      ----------------------------------------------------------------------------------

Net income (loss)                     $    4,459      $      80      $      34     $      10     $  (2,360)     $  2,223
                                      ==================================================================================

Total assets                          $   37,425      $      61      $      94     $     550     $  60,698      $ 98,828
                                      ==================================================================================

Capital expenditures                  $       --      $      --      $       6     $       1     $     436      $    443
                                      ==================================================================================

Depreciation and amortization         $       --      $       2      $       9     $      28     $      32      $     71
                                      ==================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      SIX MONTHS ENDED JUNE 30, 2002

                                      Real Estate      Rental      Cattle
                                         Sales        Activity      Sales          Other        Corporate       Total
                                      ----------------------------------------------------------------------------------
Revenues                              $    1,318      $    139    $      211     $      125     $       --    $    1,793
Cost of revenues                             384            57            88            120            649
                                      ----------------------------------------------------------------------------------
Segment profit                               934            82           123              5                        1,144
General and administrative expenses                                                                   (775)         (775)
Interest income, net                                                                                    39            39
Income taxes                                                                                          (165)         (165)
                                      ----------------------------------------------------------------------------------

Net income (loss)                     $      934      $     82    $      123     $        5     $     (901)   $      243
                                      ==================================================================================

Total assets                          $   40,614      $     40    $      105     $      599     $   56,518    $   97,876
                                      ==================================================================================

Capital expenditures                  $       --      $     --    $        4     $       51     $      794    $      849
                                      ==================================================================================

Depreciation and amortization         $       --      $      2    $        8     $       31     $       32    $       73
                                      ==================================================================================

                                      THREE MONTHS ENDED JUNE 30, 2003

                                      Real Estate      Rental      Cattle
                                         Sales        Activity      Sales          Other        Corporate       Total
                                      ----------------------------------------------------------------------------------
Revenues                              $    3,693      $    58     $       75     $       66     $       --    $    3,892
Cost of revenues                           1,082           30             53             55                        1,220
                                      ----------------------------------------------------------------------------------

Segment profit                             2,611           28             22             11                        2,672
General and administrative expenses                                                                   (521)         (521)
Interest income, net                                                                                    42            42
Income taxes                                                                                          (805)         (805)
                                      ----------------------------------------------------------------------------------

Net income (loss)                     $    2,611      $    28     $       22     $       11     $   (1,284)   $    1,388
                                      ==================================================================================

Capital expenditures                  $       --      $    --     $       --     $        1     $      138    $      139
                                      ==================================================================================

Depreciation and amortization         $       --      $     1     $        4     $       14     $       16    $       35
                                      ==================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      THREE MONTHS ENDED JUNE 30, 2002

                                      Real Estate      Rental      Cattle
                                         Sales        Activity      Sales          Other        Corporate       Total
                                      ----------------------------------------------------------------------------------
Revenues                              $      608      $     40    $      130     $       70     $       --    $      848
Cost of revenues                             189            29            40             51                          309
                                      ----------------------------------------------------------------------------------

Segment profit                               419            11            90             19                          539
General and administrative expenses                                                                   (382)         (382)
Interest income, net                                                                                    53            53
Income taxes                                                                                          (116)         (116)
                                      ----------------------------------------------------------------------------------

Net income (loss)                     $      419      $     11    $       90     $       19     $     (445)   $       94
                                      ==================================================================================

Capital expenditures                  $       --      $     --    $        4     $       24     $      608    $      636
                                      ==================================================================================

Depreciation and amortization         $       --      $      1    $        4     $       13     $       17    $       35
                                      ==================================================================================

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

In January 2003, the Company acquired the assets of Millennium International Sports & Entertainment, LLC, which consisted of sports and entertainment memorabilia. Subsequently, the Company has notified Millennium of its election to rescind on the Asset Purchase Agreement as a result of revenues relating to the memorabilia being below certain specified thresholds in the agreement. (See MILLENNIUM in Liquidity and Capital Resources).

CRITICAL ACCOUNTING POLICIES

The Company has identified the following critical accounting policies which effect the Company's consolidated financial statements as of June 30, 2003 and for the six months ended June 30, 2003 and 2002:

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

RESULTS OF OPERATIONS

The following table sets forth the statements of income of the Company for the the six months ended June 30, 2003 and 2002:

                                                  2003              2002

     Real estate sales                       $   6,561,000     $   1,318,000
     Rentals                                       141,000           139,000
     Cattle sales                                  147,000           211,000
     Other                                         121,000           125,000
                                             -------------     -------------
     Total revenues                              6,970,000         1,793,000
                                             -------------     -------------

     Cost of real estate sales                   2,102,000           384,000
     Cost of rentals                                61,000            57,000
     Cost of cattle sales                          113,000            88,000
     Cost of other                                 111,000           120,000
                                             -------------     -------------
     Total cost of revenues                      2,387,000           649,000
                                             -------------     -------------

     Gross profit                                4,583,000         1,144,000

     General and administrative expenses         1,138,000           775,000
                                             -------------     -------------

     Income from operations                      3,445,000           369,000
                                             -------------     -------------

     Interest income                               109,000           137,000
     Interest expense                              (13,000)          (98,000)
     Income taxes                               (1,318,000)         (165,000)
                                             -------------     -------------
                                                (1,222,000)         (126,000)
                                             -------------     -------------
     Net income                              $   2,223,000     $     243,000
                                             =============     =============

REAL ESTATE SALES -

For the six months ended June 30, 2003, the Company sold 27 parcels to 13 different buyers of properties for proceeds of approximately $6,561,000 as compared to the six months ended June 30, 2002 where the Company sold 6 properties for proceeds of approximately $1,318,000, an approximate $5,243,000 increase. In 2002, the Company had been experiencing closing delays caused by the Company's survey company, the largest survey company on the Big Island of Hawaii and probably the only survey company large enough to handle the Company's PCRS (Parcel Consolidation Re-Subdivision) parcels and subdivisions, being backlogged with work. To address the backlog, the Company switched surveyors on several projects. Land court and county approval processes (generally three months or more), which occur subsequent to the surveying, could contribute, however, to a slowing in the closing process.

The Company anticipates closing between 9 to 13 transactions in the second half of 2003 for approximately $5,000,000. As a result of the survey work becoming quicker, the Company anticipates closing approximately $11,000,000 million for 2003. There can be no assurances that the Company will be able to close a majority of these contracts in 2003.

Real estate sales expense increased in 2003 as a result of the amortization of the survey costs being much greater in 2003 than previously for the parcels sold in 2002.

The Company believes that the tourism and second home markets have made recoveries from the events of September 11, 2001 ("September 11th"), however, the war in the Middle East may have negative repercussions.

RENTAL REVENUES -

Rental revenues for the six months ended June 30, 2003 are consistent with the rental revenues realized for the six months ended June 30, 2002. The Company believes total rental revenues in 2003 could decrease as compared to total rental revenues realized in 2002 as long as land continues to be sold.

CATTLE SALES -

The approximate 30% decrease in cattle sales is attributable to the decrease in the average price per head of cattle and the decrease in the cattle sold. Specifically, for the six months ended June 30, 2003, the Company sold 551 heads at an average price of approximately $267 per head versus the same period in 2002, where the Company sold 741 heads at an average price of approximately $290 per head. The deteriorated cattle sales margins are attributable to increased costs resulting from the increase in rent expense caused by the sale and lease back of former pasturelands. Cattle sales will continue to decrease as the Company continues to sell pasturelands.

OTHER REVENUES -

Other revenues experienced no significant fluctuations. The Company anticipates other revenues to increase through the remainder of 2003.

GENERAL AND ADMINISTRATIVE EXPENSES -
On an overall basis, general and administrative expenses increased approximately 47% for the six months ended June 30, 2003 as compared to the same period in 2002. The components of general and administrative expenses for the six months ended June 30, 2003 include salaries and related costs of approximately $205,000; professional fees (legal, auditing and consulting) of approximately $497,000; franchise and other taxes of approximately $67,000; depreciation of approximately $32,000; insurance of approximately $74,000; and other expenses aggregating approximately $263,000. The components of general and administrative expenses for the six months ended June 30, 2002 include salaries and related costs of approximately $260,000; professional fees (legal, auditing and consulting) of approximately $135,000; franchise and other taxes of approximately $101,000; depreciation of approximately $31,000; insurance of approximately $60,000; and other expenses aggregating approximately $188,000.

Professional fees more than tripled in 2003 as a result of (i) higher legal costs in connection with hiring legal counsel to negotiate and address the development cost activities and (ii) an increase in consulting fees paid to the Company's President and Chief Executive Officer. Depreciation and insurance expense remained flat in 2003. Other expenses increased by approximately $75,000 primarily as a result of (i) increased travel and entertainment by executives to progress development plans (ii) increased rent attributable to temporary accommodations in San Francisco for the Company's President and (iii) stock compensation charge incurred pursuant to employment contracts.

INTEREST EXPENSES -

Interest expense for the six months ended June 30, 2002 included $75,000 of interest charges incurred from the loss on sale of a mortgage.

The following table sets forth the statements of income of the Company for the three months ended June 30, 2003 and 2002:

                                                  2003                2002

     Real estate sales                       $   3,693,000       $     608,000
     Rentals                                        58,000              40,000
     Cattle sales                                   75,000             130,000
     Other                                          66,000              70,000
                                             -------------       -------------
     Total revenues                              3,892,000             848,000
                                             -------------       -------------

     Cost of real estate sales                   1,082,000             189,000
     Cost of rentals                                30,000              29,000
     Cost of cattle sales                           53,000              40,000
     Cost of other                                  55,000              51,000
                                             -------------       -------------
     Total cost of revenues                      1,220,000             309,000
                                             -------------       -------------

     Gross profit                                2,672,000             539,000

     General and administrative expenses           521,000             382,000
                                             -------------       -------------

     Income from operations                      2,151,000             157,000
                                             -------------       -------------
     Interest income                                48,000              63,000
     Interest expense                               (6,000)            (10,000)
     Income taxes                                 (805,000)           (116,000)
                                             -------------       -------------

                                                  (763,000)            (63,000)
                                             -------------       -------------

     Net income                              $   1,388,000       $      94,000
                                             =============       =============


REAL ESTATE SALES -

During the three months ended June 30, 2003, the Company sold 13 lots for proceeds of approximately $3,700,000, as compared to the three months ended June 30, 2002 where the Company sold four properties for proceeds of approximately $608,000, an approximate $3,100,000 increase. See management's discussion and analysis for the six months ended June 30, 2003 and 2002 for discussion of delays and future expectations.

RENTAL REVENUES -

Rental revenues increased by approximately $18,000 for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

CATTLE SALES -

Cattle sales declined approximately 42% for the three months ended June 30, 2003 as 270 heads of cattle were sold compared to 460 heads of cattle during the same period of the prior year. The Company believes that cattle sales will continue to decrease for the foreseeable future due to the continuing sale of pasturelands.

OTHER REVENUES -

Other revenues experienced no significant fluctuations. The Company anticipates other revenues to increase through the remainder of 2003.

GENERAL AND ADMINISTRATIVE EXPENSES -

On an overall basis, general and administrative expenses increased approximately 36% for the three months ended June 30, 2003 as compared to the same period in 2002. The components of general and administrative expenses for the three months ended June 30, 2003 include salaries and related costs of approximately $103,000; professional fees (legal, auditing and consulting) of approximately $207,000; franchise and other taxes of approximately $38,000; depreciation of approximately $16,000; insurance of approximately $37,000; and other expenses aggregating approximately $120,000. The components of general and administrative expenses for the three months ended June 30, 2002 include salaries and related costs of approximately $124,000; professional fees (legal, auditing and consulting) of approximately $76,000; franchise and other taxes of approximately $54,000; depreciation of approximately $16,000; insurance of approximately $24,000; and other expenses aggregating approximately $88,000.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

For the six months ended June 30, 2003 and 2002, the Company's net cash used in operating activities of approximately $2,969,000 and $1,004,000, respectively, is comprised of the following:

Net income                                      $   2,223,000    $     243,000

Depreciation and amortization                          71,000           73,000

Deferred income taxes                                  46,000            8,000

Stock compensation charge                              31,000

Net gain on sales and disposition of property
  and assets                                       (5,173,000)      (1,035,000)

Changes in operating assets
 and liabilities                                     (167,000)        (293,000)
                                                -------------    -------------

                                                $  (2,969,000)   $  (1,004,000)
                                                =============    =============


For the six months ended June 30, 2003 and 2002, the Company's net cash provided
by  investing   activities   of   approximately   $4,625,000   and   $1,240,000,
respectively, is comprised of the following:


                                                 2003                2002

Capital expenditures including
  real estate development                   $   (443,000)       $   (849,000)

Proceeds from sales of property                4,903,000           1,318,000

Proceeds from notes receivable                   165,000             771,000
                                            ------------        ------------

                                            $  4,625,000        $  1,240,000
                                            ============        ============

Approximately $429,000 of the $443,000 of the June 2003 quarter's capital expenditures and approximately $756,000 of the $1,050,000 of the June 30, 2002 quarter's capital expenditures was made to progress the Company's Kohala Preserve development endeavors. These expenditures include approximately $313,000 and $236,000, in the six months ended June 30, 2003 and 2002, respectively, for land clearing, leveling and grading, approximately $41,000 and $290,000 of professional fees including consulting, approximately $75,000 and $230,000 in the six months ended June 30, 2003 and 2002, respectively, for design, planning, engineering and surveying and other costs.

For the six months ended June 30, 2003 and 2002, the Company's net cash used for financing activities of approximately $17,000 and $274,000, respectively, is comprised of the following:

                                                    2003            2002

Repayment of debt (to President)               $                 $   (260,000)

Debt repayments, net                                (17,000)          (14,000)

                                               ------------      ------------

                                               $    (17,000)     $   (274,000)
                                               ============      ============


As of June 30, 2003, the Company has total current assets of approximately $13,984,000 and total current liabilities of approximately $688,000 or a working capital of approximately $13,296,000. As previously discussed, the Company anticipates 2003 revenue levels to be higher than levels experienced during 2002. However, given the Company's anticipated cash requirements to complete the revised Kohala Preserve development project (discussed below), future capital raising or debt financing activities may be required.

KOHALA PRESERVE (FORMERLY MAHUKONA) DEVELOPMENT

The Company continues to strategize its development plans relative to its 642 acres of land in the North Kohala district of Hawaii Island in the state of Hawaii (known as the Kohala Preserve development project). The original plan for this valuable parcel of land was the development of a hotel, 18-hole golf course and resort homes. However, during 2001, the Company hired several consultants, with extensive experience in high-end resort development and marketing, to reassess its development strategy with respect to Kohala Preserve property, the goal of which is to provide the Company guidance in determining an effective development strategy that will optimize the property's economic potential. The present assessment of the consultants for the Kohala Preserve property is the development of an all-inclusive fractional interest club community structured as an undivided interest ("UDI"). A UDI would allow the prospective buyer to use the Kohala Preserve facility plus the eco-ranch lands and would provide an ownership interest in both. A UDI would not allow the prospective buyer to own a specific parcel of land, but only a fraction of each square foot of property. The revised Kohala Preserve development project is subject to further Company and consultant review and analysis that is expected to be completed during the second half of 2003.

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

                                    YEAR 1         YEAR 2        YEAR 3         BEYOND
Infrastructure and amenities     $    21,062    $    31,762    $    13,280    $    15,586
3-Bedroom fractionals                                               15,080         15,998
2-Bedroom fractionals                                                8,918          3,546
Hales                                                                4,262          4,389
3-Bedroom condos                                                    11,310
2-Bedroom condos                                                     5,016
Lots                                                    822                         2,471
Hotel                                 16,243         43,949

                                 -----------    -----------    -----------    -----------
                                 $    37,305    $    76,533    $    57,866    $    41,990
                                 ===========    ===========    ===========    ===========

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

As of June 30, 2003 and through the date hereof, the notes remain outstanding. Further, since issuance of the notes and through the date hereof, no interest has been paid to the Company. Accordingly, during the years ended December 31, 2002 and 2001, in light of the speculative nature of Marine Forest's development projects among other reasons and in accordance with its compliance with the requirements of SFAS No. 114 (see previous discussion of Critical Accounting Policies), the Company recorded an impairment charge of approximately $3.8 million and $7.2 million, respectively, including approximately $1.3 million of aggregate accrued interest receivable. During the year ended December 31, 2002, the Company discontinued accruing interest income on the notes in light of its impairment charge.

MILLENNIUM

In January 2003, pursuant to an Asset Purchase  Agreement,  the Company acquired the assets of Millennium International Sports & Entertainment, LLC ("Millennium"), which consisted of sports and entertainment memorabilia. In consideration for the assets received, the Company will issue shares of its common stock if certain revenue levels related to the sales of the memorabilia are attained by certain dates. If revenues related to the sales of the memorabilia equal or exceed $8 million by December 31, 2003, an aggregate of 350,000 shares of the Company's common stock would be issued to the former members of Millenium, all of whom executed employment agreements with the Company in connection with the January 2003 transaction. Since the Company's acquisition of Millennium and through May 15, 2003, there has been little to no revenues related to the sales of the memorabilia. Pursuant to the terms of the Asset Purchase Agreement, the Company notified Millennium in May of 2003 of its election to rescind.

CONTRACTUAL COMMITMENTS

The Company is obligated under various contractual commitments over the next several years. Following is a summary of those commitments as of June 30, 2003:

                                                                  GREATER
                                     1 YEAR       1 -3 YEARS    THAN 3 YEARS

Notes payable (a)                  $    31,000    $    57,000   $    302,000

                                   -----------    -----------   ------------

                                   $    31,000    $    57,000   $    302,000
                                   ===========    ===========   ============

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

Item 2.    Change in Securities

           In January 2003, the Company issued 15,000 shares of its common stock valued at $31,000 pursuant to employment contracts.

Item 3.    Defaults Upon Senior Securities:

           None

Item 4.    Submission of Matters to a Vote of Security Holders:

           None

Item 5.    Other information:

           None

Item 6.    Exhibits and Reports on Form 8-K:

           Form 8-K filed on January 16, 2003 - other events.

           SIGNATURES

           CERTIFICATIONS

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

Dated:  August 14, 2003