Form 10QSB
period 2003-09-30
SURETY HOLDINGS CORP
filed 2003-11-12
CIK 1119135

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2003


( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from             to

    Commission File No.  0-32331

                              SURETY HOLDINGS CORP.
              -----------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                 Delaware                                       52-2229054
   ----------------------------------                        -------------------
   State of other jurisdiction of                            (IRS Employer
   incorporation or organization                             Identification No.)

                               4400 Route 9 South
                           Freehold, New Jersey 07728
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

   Registrant's telephone number including area code          732-409-0113
                                                              ------------

   Check  whether the issuer (1) filed all  reports required to be filed by
   Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

   (1)   YES   X           NO                  (2)   YES   X        NO
        -----            ------                     -----         ------

   State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

                         6,753,000 - - November 11, 2003

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                                      INDEX



                                                                                                 Page
                                                                                                 ----
Part I - Financial Information

          Item 1 - Condensed Consolidated Financial Statements

               Balance Sheet as of September 30, 2003                                               2

               Statements of Income for the nine and three months
                  ended September 30, 2003 and 2002                                                 3

               Statements of Cash Flows for nine months ended September 30, 2003 and 2002         4-5

               Notes to the Financial Statements                                                 6-11

          Item 2 - Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                  12-21

          Item 3 - Evaluation of Disclosure Controls and Procedures                                22

Part II - Other Information

          Item 1 - Legal Proceedings                                                               22

          Item 2 - Change in Securities                                                            22

          Item 3 - Defaults Upon Senior Securities                                                 22

          Item 4 - Submission of Matters to a Vote of Security Holders                             22

          Item 5 - Other Information                                                               22

          Item 6 - Exhibits and Reports on Form 8-K                                                22

          SIGNATURE                                                                                23

          EXHIBIT INDEX                                                                            24

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
   Cash                                                           $  11,049,000
   Real estate held for sale, current                                 3,161,000
   Other current assets                                                 620,000
   Notes receivable, officer, current                                    13,000
                                                                  -------------
        Total current assets                                         14,843,000

NOTES RECEIVABLE, less current maturities                             2,871,000

NOTE RECEIVABLE, officer, less current maturity                         544,000

REAL ESTATE HELD FOR SALE                                            28,548,000

NOTES RECEIVABLE AND ACCRUED INTEREST,
      MARINE FOREST RESORT, INC., net of an approximate
      $11 million allowance for loan losses                                  --

REAL ESTATE DEVELOPMENT COSTS                                        42,933,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  and amortization of approximately $2 million                        2,493,000

DEFERRED TAX ASSET                                                    4,559,000

OTHER ASSETS                                                          2,084,000
                                                                  -------------
                                                                  $  98,875,000
                                                                  =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable, current maturity                                $      36,000
   Accounts payable                                                     325,000
   Accrued expenses and other current liabilities                       172,000
                                                                  -------------
        Total current liabilities                                       533,000
                                                                  -------------

LONG-TERM LIABILITIES
   Notes payable, less current maturity                                 373,000
   Obligations pursuant to notes receivable
     financing, less current maturity                                   451,000
                                                                  -------------
        Total long-term liabilities                                     824,000
                                                                  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value,
     200,000,000 shares authorized,
     6,753,000 shares issued and
     outstanding                                                          7,000
   Capital in excess of par value                                   101,709,000
   Accumulated deficit                                               (4,198,000)
                                                                  -------------
        Total stockholders' equity                                   97,518,000
                                                                  -------------
                                                                  $  98,875,000
                                                                  =============



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)

                                      NINE MONTHS ENDED SEPTEMBER 30,          THREE MONTHS ENDED SEPTEMBER 30,
                                          2003               2002                   2003              2002
                                      -----------        -----------            -----------        -----------
REVENUES                              $ 8,641,000        $ 3,386,000            $ 1,671,000        $ 1,593,000

COST OF REVENUES                        2,976,000          1,254,000                589,000            605,000
                                      -----------        -----------            -----------        -----------

GROSS PROFIT                            5,665,000          2,132,000              1,082,000            988,000

GENERAL AND ADMINISTRATIVE
 EXPENSES                               1,892,000          1,215,000                754,000            440,000
                                      -----------        -----------            -----------        -----------

INCOME FROM OPERATIONS                  3,773,000            917,000                328,000            548,000
                                      -----------        -----------            -----------        -----------

OTHER INCOME (EXPENSE)
  Interest income                         206,000            240,000                 97,000            103,000
  Interest expense                        (18,000)          (106,000)                (5,000)            (8,000)
                                      -----------        -----------            -----------        -----------
                                          188,000            134,000                 92,000             95,000
                                      -----------        -----------            -----------        -----------

INCOME BEFORE INCOME TAXES              3,961,000          1,051,000                420,000            643,000

INCOME TAXES                           (1,522,000)          (411,000)              (204,000)          (246,000)
                                      -----------        -----------            -----------        -----------

NET INCOME                            $ 2,439,000        $   640,000            $   216,000        $   397,000
                                      ===========        ===========            ===========        ===========

NET INCOME PER COMMON
 SHARE, basic and diluted             $      0.36        $      0.09            $      0.03        $      0.06
                                      ===========        ===========            ===========        ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING, basic and diluted         6,750,000          6,738,000              6,753,000          6,738,000
                                      ===========        ===========            ===========        ===========





SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)

                                                                      2003                  2002
                                                                 ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $  2,439,000           $    640,000
   Adjustments to reconcile net income
    to net cash used in operating activities:
      Depreciation and amortization                                   107,000                112,000
      Deferred income taxes                                             6,000                  8,000
      Gain on sales of property                                    (6,288,000)            (2,148,000)
      Loss on disposition of property                                                         12,000
      Loss on sale of notes receivable                                                        75,000
      Stock compensation charge                                        31,000
      Increase (decrease) in cash attributable
       to changes in operating assets and liabilities:
        Other current assets                                         (263,000)               (22,000)
        Other assets                                                 (335,000)            (1,190,000)
        Accounts payable                                             (373,000)               (19,000)
        Accrued expenses and other
         current liabilities                                           54,000                416,000
                                                                 ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                              (4,622,000)            (2,116,000)
                                                                 ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                (18,000)              (105,000)
   Proceeds from sales of property                                  6,331,000              2,686,000
   Real estate development expenditures                              (639,000)              (754,000)
   Proceeds from repayments of notes receivable                       267,000                819,000
   Proceeds from repayments of note receivable, officer                10,000                  5,000
                                                                 ------------           ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                           5,951,000              2,651,000
                                                                 ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on notes payable                                (26,000)               (22,000)
   Repayments of notes payable, president                                                   (375,000)
                                                                 ------------           ------------
NET CASH USED IN FINANCING ACTIVITIES                                 (26,000)              (397,000)
                                                                 ------------           ------------

NET INCREASE IN CASH                                                1,303,000                138,000

CASH
   Beginning of period                                              9,746,000              9,908,000
                                                                 ------------           ------------
   End of period                                                 $ 11,049,000           $ 10,046,000
                                                                 ============           ============





SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


                                                                      2003                  2002
                                                                 ------------           ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
 cash paid during the period for:
  Interest                                                       $     18,000           $     24,000
                                                                 ============           ============

  Income taxes                                                   $  1,713,000           $         --
                                                                 ============           ============


SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

Issuance of note receivable to officer upon sale of property
 and improvements                                                $         --           $    575,000
                                                                 ============           ============

Issuance of notes receivable upon sale of property               $  1,658,000           $         --
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

2.   UNAUDITED STATEMENTS, INCOME PER COMMON SHARE AND NEW ACCOUNTING
     PRONOUNCEMENTS

UNAUDITED STATEMENTS

The accompanying condensed consolidated financial statements of Surety Holdings Corp. and Subsidiaries as of September 30, 2003 and for the nine and three-month periods ended September 30, 2003 and 2002 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report on the Form 10-KSB for the year ended December 31, 2002. The results of operations for the nine and three-month periods ended September 30, 2003 are not necessarily indicative of the results that may occur for the year ending December 31, 2003.

INCOME PER COMMON SHARE

The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has no securities or other contracts to issue common stock, basic and diluted net income per common share for the nine and three-month periods ended September 30, 2003 and 2002 were the same.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities, certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of SFAS No. 150, effective for all financial instruments entered into or modified after May 31, 2003, will not have a material effect on the Company's condensed consolidated financial statements.

3.   REAL ESTATE DEVELOPMENT COSTS

At September 30, 2003, real estate development costs, attributed to the Company's Kohala Preserve development project, consist of the following:


Land and land acquisition costs         $ 28,975,000
Planning and studies                       2,572,000
Engineering and architectural                565,000
Infrastructure                             6,711,000
Professional and consulting fees           2,490,000
Other                                      1,620,000
                                        ------------
                                        $ 42,933,000
                                        ============

4.   STOCKHOLDERS' EQUITY

In January 2003, the Company issued 15,000 shares of its common stock valued at $31,000 pursuant to employment contracts.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

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

The Company is involved in certain legal actions that arose in the normal course of business. In the opinion of the Company's management, the resolution of these matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company

7.   RELATED PARTY TRANSACTIONS

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

As of September 30, 2003, the notes remain outstanding. Further, since issuance of the notes, no interest has been paid to the Company. Accordingly, during the years ended December 31, 2002 and 2001, in light of the speculative nature of Marine Forest's development projects among other reasons and in accordance with its compliance with the requirements of SFAS No. 114, the Company recorded an impairment charge of approximately $3.8 million and $7.2 million, respectively, including approximately $1.3 million of aggregate accrued interest receivable. During the year ended December 31, 2002, the Company discontinued accruing interest income on the notes in light of its impairment charge.

NOTE RECEIVABLE, OFFICER

In April 2002, an officer of the Company purchased property and improvements thereon for $575,000. The officer entered into a 30-year note agreement, which requires monthly payments of principal and interest through 2032. The note receivable bears interest at the rate of 2.66%. At September 30, 2003, the balance on this note receivable was approximately $557,000.

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

Operating results, by segment, for the nine and three months ended September 30, 2003 and 2002 are as follows (in thousands):


                      NINE MONTHS ENDED SEPTEMBER 30, 2003

                                          Real Estate    Rental     Cattle
                                            Sales       Activity     Sales       Other    Corporate    Total
                                          --------------------------------------------------------------------
Revenues                                  $  7,989      $    194    $    248   $    210   $     --    $  8,641
Cost of revenues                             2,548            91         180        157                  2,976
                                          --------------------------------------------------------------------
Segment profit                               5,441           103          68         53                  5,665
General and administrative expenses                                                         (1,892)     (1,892)
Interest income, net                                                                           188         188
Income taxes                                                                                (1,522)     (1,522)
                                          --------------------------------------------------------------------

Net income (loss)                         $  5,441      $    103    $     68   $     53   $ (3,226)   $  2,439
                                          ====================================================================

Total assets                              $ 37,046      $    126    $    141   $    330   $ 61,232    $ 98,875
                                          ====================================================================

Capital expenditures                      $     --      $     --    $      6   $     --   $    651    $    657
                                          ====================================================================

Depreciation and amortization             $     --      $      3    $     13   $     43   $     48    $    107
                                          ====================================================================

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.   SEGMENT REPORTING (CONTINUED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                            Real Estate      Rental       Cattle
                                               Sales        Activity       Sales        Other       Corporate       Total
                                            -------------------------------------------------------------------------------
    Revenues                                  $  2,686      $    221      $    259     $    220      $     --      $  3,386
    Cost of revenues                               849            86           156          163                       1,254
                                            -------------------------------------------------------------------------------
    Segment profit                               1,837           135           103           57                       2,132
    General and administrative expenses                                                                (1,215)       (1,215)
    Interest income, net                                                                                  134           134
    Income taxes                                                                                         (411)         (411)
                                            -------------------------------------------------------------------------------

    Net income (loss)                         $  1,837      $    135      $    103     $     57      $ (1,492)     $    640
                                            ===============================================================================

    Total assets                              $ 40,219      $     63      $    101     $    585      $ 57,676      $ 98,644
                                            ===============================================================================

    Capital expenditures                      $     --      $     --      $      9     $     63      $    787      $    859
                                            ===============================================================================

    Depreciation and amortization             $     --      $      3      $     13     $     50      $     46      $    112
                                            ===============================================================================





                     THREE MONTHS ENDED SEPTEMBER 30, 2003

                                            Real Estate      Rental       Cattle
                                               Sales        Activity       Sales        Other       Corporate       Total
                                            -------------------------------------------------------------------------------

    Revenues                                  $  1,428      $     53      $    101     $     89      $     --      $  1,671
    Cost of revenues                               446            30            67           46                         589
                                            -------------------------------------------------------------------------------
    Segment profit                                 982            23            34           43                       1,082
    General and administrative expenses                                                                  (754)         (754)
    Interest income, net                                                                                   92            92
    Income taxes                                                                                         (204)         (204)
                                            -------------------------------------------------------------------------------

    Net income (loss)                         $    982      $     23      $     34     $     43      $   (866)     $    216
                                            ===============================================================================

    Capital expenditures                      $     --      $     --      $     --     $     --      $    214      $    214
                                            ===============================================================================

    Depreciation and amortization             $     --      $      1      $      4     $     14      $     17      $     36
                                            ===============================================================================

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.   SEGMENT REPORTING (CONTINUED)



                     THREE MONTHS ENDED SEPTEMBER 30, 2002

                                            Real Estate      Rental       Cattle
                                               Sales        Activity       Sales        Other       Corporate       Total
                                            -------------------------------------------------------------------------------

    Revenues                                  $  1,368      $     61      $     69     $     95      $     --      $  1,593
    Cost of revenues                               465            29            67           44                         605
                                            -------------------------------------------------------------------------------
    Segment profit                                 903            32             2           51                         988
    General and administrative expenses                                                                  (440)         (440)
    Interest income, net                                                                                   95            95
    Income taxes                                                                                         (246)         (246)
                                            -------------------------------------------------------------------------------

    Net income (loss)                         $    903      $     32      $      2     $     51      $   (591)     $    397
                                            ===============================================================================

    Capital expenditures                      $     --      $     --      $      5     $     12      $    639      $    656
                                            ===============================================================================

    Depreciation and amortization             $     --      $      1      $      5     $     19      $     14      $     39
                                            ===============================================================================

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

OVERVIEW

Surety Holdings Corp. (the "Company"), through its wholly-owned subsidiary, Surety Kohala Corporation ("Surety Kohala"), is pursuing the development of a property on 642 acres of land in the North Kohala district of Hawaii Island in the state of Hawaii. This development, referred to as the Kohala Preserve development project (formerly known as the Mahukona development project), was initially slated to be a hotel, 18-hole golf course and resort homes. However, the Company is exploring other joint venture partners and /or avenues of development for the 642 acres. (see KOHALA PRESERVE DEVELOPMENT in Liquidity and Capital Resources).

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

In January 2003, the Company acquired the assets of Millennium International Sports & Entertainment, LLC, which consisted of sports and entertainment memorabilia. Subsequently, the Company is finalizing with Millennium its election to rescind on the Asset Purchase Agreement as a result of revenues relating to the memorabilia being below certain specified thresholds in the agreement. (See MILLENNIUM in Liquidity and Capital Resources).

CRITICAL ACCOUNTING POLICIES

The Company has identified the following critical accounting policies which effect the Company's consolidated financial statements as of September 30, 2003 and for the nine and three months ended September 30, 2003 and 2002:

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

RESULTS OF OPERATIONS

The following table sets forth the statements of income of the Company for the the nine months ended September 30, 2003 and 2002:


                                             2003              2002

Real estate sales                        $ 7,989,000       $ 2,686,000
Rentals                                      194,000           221,000
Cattle sales                                 248,000           259,000
Other                                        210,000           220,000
                                         -----------       -----------
     Total revenues                        8,641,000         3,386,000
                                         -----------       -----------

Cost of real estate sales                  2,548,000           849,000
Cost of rentals                               91,000            86,000
Cost of cattle sales                         180,000           156,000
Cost of other                                157,000           163,000
                                         -----------       -----------
     Total cost of revenues                2,976,000         1,254,000
                                         -----------       -----------

Gross profit                               5,665,000         2,132,000

General and administrative expenses        1,892,000         1,215,000
                                         -----------       -----------

Income from operations                     3,773,000           917,000
                                         -----------       -----------

Interest income                              206,000           240,000
Interest expense                             (18,000)         (106,000)
Income taxes                              (1,522,000)         (411,000)
                                         -----------       -----------

                                          (1,334,000)         (277,000)
                                         -----------       -----------

Net income                               $ 2,439,000       $   640,000
                                         ===========       ===========


REAL ESTATE SALES -

For the nine months ended September 30, 2003, the Company sold 32 parcels to 17 different buyers of properties for proceeds of approximately $8,000,000 as compared to the nine months ended September 30, 2002 where the Company sold eight properties for proceeds of approximately $2,700,000 an approximate $5,300,000 increase. In 2002, the Company had been experiencing closing delays caused by the Company's survey company, the largest survey company on the Big Island of Hawaii and probably the only survey company large enough to handle the Company's PCRS (Parcel Consolidation Re-Subdivision) parcels and subdivisions, being backlogged with work. To address the backlog, the Company switched surveyors on several projects. Land court and county approval processes (generally three months or more), which occur subsequent to the surveying, could contribute, however, to a slowing in the closing process.

The Company anticipates closing between 3 to 5 transactions in the last three months of 2003 for approximately $4,000,000. As a result of the survey work becoming quicker, the Company anticipates closing approximately $16,000,000 in the next twelve months. There can be no assurances that the Company will be able to close the balance of these contracts in 2004.

Real estate sales expense for the nine months ended September 30, 2003 and 2002 was approximately 32% of real estate sales.

RENTAL REVENUES -

Rental revenues for the nine months ended September 30, 2003 are 12% lower than the rental revenues realized for the nine months ended September 30, 2002. The Company believes total rental revenues in 2003 could continue to decrease as compared to total rental revenues realized in 2002 as long as land continues to be sold.

CATTLE SALES -

The approximate 4% decrease in cattle sales is attributable to the decrease in the average price per head of cattle and the decrease in the cattle sold. Specifically, for the nine months ended September 30, 2003, the Company sold 901 heads at an average price of approximately $275 per head versus the same period in 2002, where the Company sold 930 heads at an average price of approximately $279 per head. The deteriorated cattle sales margins are attributable to increased costs resulting from the increase in rent expense caused by the sale and lease back of former pasturelands. Cattle sales will continue to decrease as the Company continues to sell pasturelands.

OTHER REVENUES -

Other revenues experienced no significant fluctuations. The Company anticipates other revenues to remain constant through the remainder of 2003.

GENERAL AND ADMINISTRATIVE EXPENSES -

On an overall basis, general and administrative expenses increased approximately 56% for the nine months ended September 30, 2003 as compared to the same period in 2002. The components of general and administrative expenses for the nine months ended September 30, 2003 include salaries and related costs of approximately $334,000; professional fees (legal, auditing and consulting) of approximately $740,000; franchise and other taxes of approximately $120,000; depreciation of approximately $107,000; insurance of approximately $112,000; and other expenses aggregating approximately $479,000. The components of general and administrative expenses for the nine months ended September 30, 2002 include salaries and related costs of approximately $373,000; professional fees (legal, auditing and consulting) of approximately $289,000; franchise and other taxes of approximately $142,000; depreciation of approximately $112,000; insurance of approximately $89,000; and other expenses aggregating approximately $210,000.

Professional fees more than doubled in 2003 as a result of (i) higher legal costs in connection with hiring legal counsel to negotiate and address the development cost activities and (ii) an increase in consulting fees paid to the Company's President and Chief Executive Officer. Insurance expense increased approximately 26% in 2003. Travel and entertainment by executives increased in 2003 to help progress development plans.

OTHER INCOME AND EXPENSE  -

Interest expense for the nine months ended September 30, 2002 included approximately $75,000 of interest charges (a finance cost) incurred from the loss on sale of mortgage notes.

The following table sets forth the statements of income of the Company for the three months ended September 30, 2003 and 2002:


                                              2003             2002

Real estate sales                        $ 1,428,000       $ 1,368,000
Rentals                                       53,000            61,000
Cattle sales                                 101,000            69,000
Other                                         89,000            95,000
                                         -----------       -----------
     Total revenues                        1,671,000         1,593,000
                                         -----------       -----------

Cost of real estate sales                    446,000           465,000
Cost of rentals                               30,000            29,000
Cost of cattle sales                          67,000            67,000
Cost of other                                 46,000            44,000
                                         -----------       -----------

     Total cost of revenues                  589,000           605,000
                                         -----------       -----------

Gross profit                               1,082,000           988,000

General and administrative expenses          754,000           440,000
                                         -----------       -----------

Income from operations                       328,000           548,000
                                         -----------       -----------

Interest income                               97,000           103,000
Interest expense                              (5,000)           (8,000)
Income taxes                                (204,000)         (246,000)
                                         -----------       -----------
                                            (112,000)         (151,000)
                                         -----------       -----------

Net income                               $   216,000       $   397,000
                                         ===========       ===========

REAL ESTATE SALES -

During the three months ended September 30, 2003, the Company sold 5 lots for proceeds of approximately $1,428,000, as compared to the three months ended September 30, 2002 where the Company sold two parcel of properties for proceeds of approximately $1,368,000, an approximate $60,000 increase. See management's discussion and analysis for the nine months ended September 30, 2003 and 2002 for discussion of delays and future expectations.

RENTAL REVENUES -

Rental revenues decreased by approximately $8,000 for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

CATTLE SALES -

Cattle sales increased by approximately $32,000 for the three months ended September 30, 2003 as 350 heads of cattle were sold compared to 279 heads of cattle during the same period of the prior year. The Company believes that cattle sales could decrease for the foreseeable future due to the continuing sale of pasturelands.

OTHER REVENUES -

Other revenues decreased by approximately $6,000 for the three months ended September 20, 2003 as compared to the three months ended September 30, 2002.

GENERAL AND ADMINISTRATIVE EXPENSES -

On an overall basis, general and administrative expenses increased approximately 71% for the three months ended September 30, 2003 as compared to the same period in 2002. The components of general and administrative expenses for the three months ended September 30, 2003 include salaries and related costs of approximately $129,000; professional fees (legal, auditing and consulting) of approximately $243,000; franchise and other taxes of approximately $53,000; depreciation of approximately $17,000; insurance of approximately $37,000; and other expenses aggregating approximately $275,000. The components of general and administrative expenses for the three months ended September 30, 2002 include salaries and related costs of approximately $111,000; professional fees (legal, auditing and consulting) of approximately $147,000; franchise and other taxes of approximately $40,000; depreciation of approximately $16,000; insurance of approximately $29,000; and other expenses aggregating approximately $97,000.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

For the nine months ended September 30, 2003 and 2002, the Company's net cash used in operating activities of approximately $4,622,000 and $2,116,000, respectively, is comprised of the following:

                                                       2003            2002

Net income                                        $  2,439,000    $    640,000

Depreciation and amortization                          107,000         112,000

Deferred income taxes                                    6,000           8,000

Stock compensation charge                               31,000

Net gain on sales and disposition of property
  and assets                                        (6,288,000)     (2,061,000)

Changes in operating assets
 and liabilities                                      (917,000)       (815,000)
                                                  ------------    ------------
                                                  $ (4,622,000)   $ (2,116,000)
                                                  ============    ============

For the nine months ended September 30, 2003 and 2002, the Company's net cash provided by investing activities of approximately $5,951,000 and $2,651,000, respectively, is comprised of the following:


                                            2003              2002

Capital expenditures including
  real estate development               $  (657,000)      $  (859,000)

Proceeds from sales of property           6,331,000         2,686,000

Proceeds from notes receivable              277,000           824,000
                                        -----------       -----------

                                        $ 5,951,000       $ 2,651,000
                                        ===========       ===========

Approximately $639,000 of the $657,000 of the September 2003 quarter's capital expenditures and approximately $754,000 of the $859,000 of the September 30, 2002 quarter's capital expenditures was made to progress the Company's Kohala Preserve development endeavors. These expenditures include approximately $408,000 and $134,000, in the nine months ended September 30, 2003 and 2002, respectively, for land clearing, leveling and grading, approximately $15,000 and $71,000 of professional fees including consulting, approximately $216,000 and $599,000 in the nine months ended September 30, 2003 and 2002, respectively, for design, planning, engineering and surveying and other costs.

For the nine months ended  September  30, 2003 and 2002,  the Company's net cash
used  for   financing   activities  of   approximately   $26,000  and  $397,000,
respectively, is comprised of the following:



                                                 2003            2002

Repayment of debt (to President)              $      --      $ (375,000)

Debt repayments, net                            (26,000)        (22,000)
                                              ---------      ----------

                                              $ (26,000)     $ (397,000)
                                              =========      ==========

As of September 30, 2003, the Company has total current assets of approximately $14,843,000 and total current liabilities of approximately $533,000 or a working capital of approximately $14,310,000. As previously discussed, the Company anticipates 2003 revenue levels to be higher than levels experienced during 2002. However, given the Company's anticipated cash requirements to complete the revised Kohala Preserve development project (discussed below), future capital raising or debt financing activities may be required.

KOHALA PRESERVE (FORMERLY MAHUKONA) DEVELOPMENT

The Company continues to strategize its development plans relative to its 642 acres of land in the North Kohala district of Hawaii Island in the state of Hawaii (known as the Kohala Preserve development project). The original plan for this valuable parcel of land was the development of a hotel, 18-hole golf course and resort homes. However, during 2001, the Company hired several consultants, with extensive experience in high-end resort development and marketing, to reassess its development strategy with respect to Kohala Preserve property, the goal of which is to provide the Company guidance in determining an effective development strategy that will optimize the property's economic potential. The present assessment of the consultants for the Kohala Preserve property is the development of an all-inclusive fractional interest club community structured as an undivided interest ("UDI"). A UDI would allow the prospective buyer to use the Kohala Preserve facility plus the eco-ranch lands and would provide an ownership interest in both. A UDI would not allow the prospective buyer to own a specific parcel of land, but only a fraction of each square foot of property. The revised Kohala Preserve development project is subject to further Company and consultant review and analysis that is expected to be completed during the next six months.

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

                                   YEAR 1     YEAR 2     YEAR 3     BEYOND

Infrastructure and amenities     $ 21,062   $ 31,762   $ 13,280   $ 15,586
3-Bedroom fractionals                                    15,080     15,998
2-Bedroom fractionals                                     8,918      3,546
Hales                                                     4,262      4,389
3-Bedroom condos                                         11,310
2-Bedroom condos                                          5,016
Lots                                             822                 2,471
Hotel                              16,243     43,949

                                 --------   --------   --------   --------
                                 $ 37,305   $ 76,533   $ 57,866   $ 41,990
                                 ========   ========   ========   ========

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

MARINE FOREST

Pursuant to uncollateralized promissory notes, the Company advanced Marine Forest, a related Japanese corporation that controls approximately 400 acres of land in Okinawa, Japan, $9.75 million. The notes bear interest at the U.S. prime rate, at the date of issuance, plus one percent. Under their original terms, the notes were due six months after date of issuance. However, the notes were extended and additional six months and subsequently extended to December 31, 2002, as a concession to Marine Forest to advance Marine Forest's development projects. Marine Forest's current development plans are based upon a recently completed study prepared by a consultant for the Kohala Preserve development plan. The Company believes that Marine Forest may sell its development projects based on the aforementioned study and repay the notes and interest thereafter. However, this action has not been initiated at this point and when (and if) initiated, it would take at least a year, if not longer, to consummate such a transaction.

As of September 30, 2003 and through the date hereof, the notes remain outstanding. Further, since issuance of the notes and through the date hereof, no interest has been paid to the Company. Accordingly, during the years ended December 31, 2002 and 2001, in light of the speculative nature of Marine Forest's development projects among other reasons and in accordance with its compliance with the requirements of SFAS No. 114 (see previous discussion of Critical Accounting Policies), the Company recorded an impairment charge of approximately $3.8 million and $7.2 million, respectively, including approximately $1.3 million of aggregate accrued interest receivable. During the year ended December 31, 2002, the Company discontinued accruing interest income on the notes in light of its impairment charge.

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

CONTRACTUAL COMMITMENTS

The Company is obligated under various contractual commitments over the next several years. Following is a summary of those commitments as of September 30, 2003:


                                                                GREATER
                                   1 YEAR       1 -3 YEARS    THAN 3 YEARS

Notes payable (a)                $  34,000      $  46,000      $ 329,000

                                 ---------      ---------      ---------
                                 $  34,000      $  46,000      $ 329,000
                                 =========      =========      =========

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

                  None

Item 5.           Other information:

                  None

Item 6.           Exhibits and Reports on Form 8-K:

                  (a) Exhibits

                      Exhibit 31 Rule 13a-14(a)/15d-14(a) Certification - President and Chief Executive Officer.

                      Exhibit 32 Section 1350 Certification - President and Chief Executive Officer.

                  (b) Reports on Form 8-K.

                  Form 8-K filed on November 6, 2003 - Other Events.

                  SIGNATURES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SURETY HOLDINGS CORP.
                                  (Registrant)




                              By: /s/ Howard R. Knapp
                              --------------------------------
                              Howard R. Knapp
                              President, Chief Executive and Chief Financial
                                Officer



Dated:  November 11, 2003

                                 EXHIBIT INDEX

Exhibit Number      Description
--------------      -----------
      31            Rule 13a-14(a)/15d-14(a) Certification -
                    President and Chief Executive Officer.

      32            Section 1350 Certification - President and
                    Chief Executive Officer.