Form 10KSB
period 2003-12-31
SURETY HOLDINGS CORP
filed 2004-04-14
CIK 1119135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
         [X] ANNUAL REPORT UNDER SECTION 13 (OR) 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003


  [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the transition period from 1/1/03 to 12/31/03
                        COMMISSION FILE NUMBER 000-32311

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


                         Registrant's Telephone Number,
                       Including area code: (732) 409-0113
       Securities registered under Section 12(b) of the Exchange Act: None
                              Title of each class:
                   Name of each exchange on which registered:
                        Securities registered under 12(g)
                        of the Exchange Act: Common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days [x] yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenues for the most recent fiscal year was $11,737,000

The aggregate market value of Surety Holding Corp.'s voting common equity held by non-affiliates was approximately $1,100,000 at April 7, 2004 based on the average bid and asked price.

As of April 1, 2004 6,753,000 shares of Surety Holdings Corp. Common Stock @ $.001 par value were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

In June 1999, Surety Holdings Corp., a Florida corporation, (incorporated in December 1995), merged with Surety Holdings Corp., a Delaware corporation (incorporated in May 1999). The surviving Delaware corporation ("Surety") continued the Florida corporation's endeavors of pursuing business opportunities. Surety Kohala Corporation ("Surety Kohala"), a subsidiary of Surety, was incorporated in Hawaii in December 1988 under the name Chalon International of Hawaii, Inc. for the primary purpose of real estate development, including the acquisition of fee simple land or leaseholds, and the construction of improvements thereon.

In December 1999, Surety issued 2,000,000 shares to Chalon International of Japan (retroactively restated to 6,000,000 shares to give effect to a February 2002 two hundred percent (200%) stock dividend) of its common stock in exchange for 100% of Surety Kohala's outstanding shares in a recapitalization transaction accounted for as a reverse acquisition with a "shell" company. Surety Kohala was deemed the accounting acquirer and Surety was deemed the legal acquirer. Control of the shell company, Surety, the Florida corporation, was previously acquired from an existing shareholder by Yoshihiro Kamon who received 90% of the then issued and outstanding shares of Surety, the Florida corporation for $150,000. After the issuance by Surety of 2,000,000 shares (retroactively restated to 6,000,000 shares as discussed above) of its common stock in December 1999 in exchange for 100% of Surety Kohala's outstanding shares, Yoshihiro Kamon owned and currently owns directly 90,000 of Surety's issued and outstanding shares (retroactively restated to 270,000 shares as discussed above) and indirectly through Mahukona Holdings Corp. an additional 2,000,000 shares (retroactively restated to 6,000,000 shares as discussed above), which were transferred from Chalon International of Japan. Accordingly, Kamon may be deemed to own directly and indirectly 93% of the issued and outstanding shares of Surety. The purpose of the acquisition was to facilitate the entry of the Company into the public arena, as Surety was at the time a public company, whose shares were included on the National Association of Securities Dealers bulletin board.

Surety and its wholly owned subsidiary, Surety Kohala Corporation, (collectively, the "Company") are primarily engaged in the development of approximately 642 acres of property in the Mahukona Section of the North Kohala district of Hawaii Island in the state of Hawaii (the "Kohala Preserve development project"). The development was initially intended to be a hotel, 18-hole golf course and resort homes. However, the Company is considering modifying the project for its inclusion of a "hotel concept". The Company is working with consultants to study the various options for structuring the project along with the necessary financial and funding strategy. Finalization of the components of this development project has not yet commenced.

During the past five (5) years, the Company's income has been derived primarily from real estate sales, with minimal revenues derived from rental income of property and from cattle and other revenues. The Company has an accumulated deficit, specifically $5.7 million as of December 31, 2003. In addition, the Company refined the Kohala Preserve development project, the approvals for which had been obtained in 1993. In the future, however, the Company may not be able to maintain compliance with all applicable conditions of the approvals, unless significant funds are secured for planning, design, and construction of the project as represented.

The Company has twelve (12) full time employees and one (1) part time employee excluding executive officers and directors. The Company does not have any franchises, concessions, royalty agreements or labor contracts.

The Company will comply with federal and state regulations, if any, governing hotels, resorts and golf courses in connection with the Company's proposed operations. The costs and effects of compliance [with environmental laws, federal, state and local] are not deemed to be material by the Company. In connection with the construction, operation, and maintenance of the hotel, resort and golf course, environmental and other land use issues may arise. The Company has anticipated the need to comply with such environmental and other land use laws and developed strategies to address them. The Company does not believe that compliance with existing or probable government regulations will have a material affect on its proposed business.

Although the Company believes that the Kohala Preserve development project is unique, it will, nevertheless, face competition from existing hotels, resorts and golf courses, as well as any others that may be constructed in the future. The competing hotels, resorts and golf courses are established and may be better financed. In that context, it is difficult to assess the impact on the Company's proposed Kohala Preserve development project by the existing and potential competition. The Company operates in a highly competitive market with extremely high barriers to entry. Therefore, the Company is attempting to develop a unique product.

In addition, the Company's business and its proposed development are subject to various other risk factors including, but not limited to, general economic conditions, available financing conditions specific to the property, unfavorable local, regional, national and international developments, transitional political/legal environments, and changing federal, state and local regulations pertaining to property development.

(b) BUSINESS OF SURETY

I. SURETY KOHALA

Surety Kohala owns approximately 13,800 acres of fee simple land in the North Kohala district of Hawaii Island (The Big Island), in the State of Hawaii, USA. In December 1988, Surety Kohala was established in Hawaii to acquire, own and develop vacant land in North Kohala (the "Kohala Land"). The Kohala Land consisted of about 19,384 acres, the majority which is zoned for agriculture. The land had been used for sugar cane production for over 100 years until the mid 1970's when the operation was closed. After the cessation of sugar growing operations there were no major activities on the land, which was left fallow or in pasturage. In December 1988, Surety Kohala acquired the Kohala Land. In addition, Surety Kohala acquired 232 acres in September 1989, and 164 acres in December 1991 for the expansion of the Kohala Preserve development project (discussed in further detail below).

GENERAL LOCATION INFORMATION

The State of Hawaii was admitted to the union as the nation's 50th state in 1959. It consists of eight major islands and 124 minor islands, which form a chain extending over 1,600 miles across the mid-Pacific Ocean.

With more than twice the landmass of all other Hawaiian Islands combined, Hawaii Island's nickname the "Big Island" fits perfectly. At 4,028 square miles in size, the Big Island is larger than the State of Connecticut, USA. The Big Island is the youngest island in the chain and is the southernmost point of the United States.

Hawaii Island is almost a "Mini Continent" in itself, offering everything from active volcanoes to quiet sandy beaches; from dense tropical rainforests to verdant pasturelands. A large variety of marine life flourishes along Hawaii's shores. Mauna Kea, the island's tallest mountain at 13,736 feet, provides astronomers with the premier location in the world for their work. The diverse ethnic backgrounds of the Big Island's residents create an exciting and fascinating blend of cultural heritages.

The coastline between Keahole-Kona International Airport and the district of North Kohala is referred to as the "Kohala Gold Coast." It was Lawrence Rockefeller who first realized the potential of this coast when he developed his favorite retreat at the Mauna Kea Beach Hotel in the 1960's and Governor John Burns who spearheaded the need for a major coastal highway, the Queen Kaahumanu Highway, to connect Kailua-Kona to Kawaihae. The major resorts located within the Gold Coast region are the Mauna Kea Resort to the north, Hualalai/Kukio to the south, and the Mauna Lani Resort and Waikoloa Beach Resorts in between. Within this area are 3,618 visitor accomodation units to choose from, including condos, oceanfront suites, ocean-side villas, bungalows, thatched huts, and private vacation homes. Resort sport and fitness facilities include over 55 tennis courts, 7 championship golf courses, an executive putting course and 6 spas. Other resort activities include scuba, snorkeling, glass-bottom boating, windsurfing, deep-sea fishing, hunting, horseback riding, sightseeing, whale watching (in season), sailing and kayaking.

Surety Kohala's Kohala Land is located in the district of North Kohala at the northern end of the island of Hawaii. This island jewel with its mild weather, untouched natural features, unsurpassed scenery and deep historical and culture values could become one of the world's leading health resort locations. Within a 20-minute drive of Surety Kohala's land is the famous Kohala Gold Coast resort area.

Surety Kohala's land in Kohala was formerly owned by Castle and Cooke, one of Hawaii's oldest and largest corporations, whose Dole Food label is well-known across the nation. A sugar plantation existed for over 100 years on these lands before increased competition and rising costs forced its closure in 1975. Since that time, no large-scale economic activity has been developed within North Kohala to replace the loss of the sugar industry. The various villages of Kohala create an aggregate population of about 6,000 people. The principal area of employment of Kohala residents is in the resort and support communities of nearby South Kohala.

Throughout today's world, the long-term importance of resolving environmental issues is an ever increasing consideration and commitment. During discussion of the global environment, land development is frequently considered to be yet another of man's burdens placed upon Earth's natural eco-systems. This idea was anchored in previous experience with developments that generally had not included a specific concern for future cultural and human impacts. The objective of Surety Kohala is not only to pursue profit, but also to implement a clear vision of an improved community that will continuously seek to maintain harmony with nature and its host cultures.

Surety Kohala decided the best way to understand their newly acquired Kohala Land was to seek involvement from the local community through open dialogue and exchange of ideas. A group of local citizens, representing a broad cross section of the Kohala community, was gathered and the Citizens Participation Committee
(CPC) was formed to encourage and enhance communications and assist Surety Kohala in understanding the land and people. To facilitate the exchange of information, the CPC was broken down into 6 sub-committees: Housing, Public Infrastructure/Recreation, Historic Sites, Agriculture, Commercial/Industrial Land Use, and Natural Resources/Environmental Quality.

With these valuable insights into the land and local community, Surety Kohala may develop a new type community utilizing eco-management of the natural environment of Kohala. In essence, this plan means more than just building a resort. Currently, it may integrate an existing community with a new development plan for the approximately 13,800 acres of land. The plan may include housing, recreational facilities, farming, historical assets and commercial business institutes. Simultaneously, however, the Company continues to sell parcels of land to the public. Surety has not decided how many acres will be set aside for farming, historical assets and commercial business institutions. The detailed plan will be decided based on the continuously evolving national and local economic conditions.

Surety Kohala has already acquired the necessary governmental development approvals (as discussed later) for resort development at the Mahukona area of the Kohala Land. As part of the company's planned Kohala Preserve development, Mahukona will be the flagship facility for the master plan for the Kohala Land. The visitors and owners of Surety Kohala's developments may expect to enjoy sophisticated facilities for dining, sports and relaxation during their stay in Kohala.

It is anticipated that overall land values for the Kohala Land will be enhanced by the company's proposed multi-faceted development plan.

KOHALA PRESERVE RESORT DEVELOPMENT:

DEVELOPMENT  CONCEPT

The Kohala Preserve property consists of approximately 3,906 acres of land, on two separate sites - 642 acres of ocean front land at Mahukona and 3,264 acres of ranch and rainforest east of Hawi. The sites are a 15-minute drive apart. Surety Kohala has acquired governmental approvals for the development of a hotel, an 18-hole golf course, and residential estate lots at Mahukona. With Mahukona's resort permitting in place, and general community and government acceptance, Kohala Preserve is a valuable and critical component of Surety Kohala's overall development plan strategy. In keeping focused on an eco-based theme for the master plan, and working towards Surety Kohala corporate goals, Kohala Preserve will:

     1. Emphasize sensitivity to the Hawaii environment, culture, human physical and spiritual health, practicality, comfort and quality accommodations.

     2. Provide access to the unique, semi-exclusive Hawaiian eco-activities on the Surety Kohala land.

In response to changes in the US and Hawaii economic conditions, competition, and available financing, Surety Kohala is revising its development master plan for Kohala Preserve. Surety Kohala had retained a market assessment and feasibility consultant with extensive knowledge and experience in the resort and second home market on the Big Island. Surety Kohala believes that the highest and best use for the Kohala Preserve property is as a high-end real estate oriented project with a mix of whole-ownership and fractional-interest residential real estate products and unique and diverse recreational amenities. This development concept is intended to create significant value for Surety Kohala's Kohala Land holdings.

KOHALA  PRESERVE,  MAHUKONA  SITE:  Mahukona  includes  642 acres on the leeward
(west) coast of the North Kohala district. The property includes 1.4 miles of spectacular oceanfront, and a dry savanna-like environment cooled by the prevailing trade winds. It is located about 20 minutes north of the Mauna Kea resort and 45 minutes north of the Keahole-Kona International Airport.

     The Mahukona site plan may include a  combination  of  whole-ownership  and
     fractional-interest   units  (both  attached  and   detached),   with  very
     attractive and extensive recreation amenities.

     Residential product may include:

          Premier custom home sites;

          Large high-end detached "estate" homes;

          A variety of luxury condominium units.

     Recreation amenities may include:

          An attractive central lodge building housing the central check-in/administrative center for the resort, a small number of overnight suites, several restaurants, a small convenience store/bakery;

          A first-class, 18-hole golf course with an attractive clubhouse and associated practice facilities;

          An attractive "beach club" facility overlooking the ocean, with an outdoor pool, hot tubs, spa facilities, and other related amenities;

          A high quality tennis complex;

          Extensive trails along the attractive waterfront areas;

          A club boat (a large catamaran for snorkel trips, sunset cruises, etc.)

     KOHALA PRESERVE, MAUKA RANCH AND FOREST: The ranch and forest preserve site encompasses 3,264 acres. Located east of the town of Hawi, it includes land that was previously used for sugar cane production, but is now used for cattle ranching, limited macadamia nut orchards and open space. Situated on the windward side of the island, the site receives significantly more rainfall than the Mahukona area. It is, therefore, green, lush, partially forested, and has many streams, pools, and waterfalls.

     The Mauka Ranch site plan may include a variety of improvements to the existing ranch, including development of a central "ranch house" building, used primarily as a day-lodge for the ranch lands area, with a small food and beverage kitchen, and a variety of activities for Kohala Preserve owners and members. Activities and amenities may include equestrian facilities, hunting, ATV's, mountain biking, hiking, forest restoration, etc.

GOVERNMENTAL APPROVALS FOR DEVELOPMENT

Surety  Kohala  has  acquired  the  following   government   approvals  for  the
development of Kohala Preserve:

     State Land Use Boundary Amendment: Amendment to the State Land Use Boundary Map from Agricultural to Urban, 14.3 Acres. (Ord. #93-113 effective November 8, 1993).

     County Zoning Code: Amendment to the County Zoning Code, changing the district classification from Unplanned (U) to Agriculture (A-1a), resort-Hotel (V 2.0) and Open (O). (Ord. 93-109 effective November 8,
     1993).

     Special Management Area (SMA) Use Permit: County Planning Commission approved SMA Use Permit No. 341, effective June 24, 1993.

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

With these approvals, the acreage breakdown by zoning for the 642 acres is:

          ------------------------------------ ------------------
                        V 2.0 (Resort)           14 Ac.
          ------------------------------------ ------------------
                   A-1a (Agriculture, 1-acre)   267 Ac.
          ------------------------------------ ------------------
                   A-5a (Agriculture, 5-acre)   311 Ac.
          ------------------------------------ ------------------
                          Conservation           39 Ac.
          ------------------------------------ ------------------
                              O (OPEN)           11 AC.
          ------------------------------------ ------------------
          TOTAL:                                642 Acres
          ------------------------------------ ------------------




Summary: A brief description of each type of land use designations referred to above is as follows:

     V2.0: "V" stands for county designation, resort. The number following the "V" indicates the density allowed for that zoning category. For the Kohala Preserve, the "2.0" means the required land area, in thousands of square feet, for each rentable unit. Therefore, at 14.324 acres, the Kohala Preserve resort zoned area is permitted 311 units. The height limit in this zone is 45 feet. The minimum building site in the "V" district is 15,000 square feet.

     A-1a/A-5a,Ag.1: "A" stands for county designation, agriculture. The number following the "A" together with the lower letter "a" indicates the minimum number of acres for each building site. For Kohala Preserve, A-1a and A-5a means zoning for 1-acre and 5-acre sized lots. The height limits for residential structures is 35 feet and 45 feet for all other structures. Hotels, condos or other commercial or industrial uses are not permitted in this zone.

     Open: "O" stands for county designation, open. Permitted uses are parks, historical/cultural areas, and other open natural features.

     Conservation District: The "Conservation District" is not a County Zoning designation; it is a designation by the State of Hawaii. Uses within the Conservation District are under the jurisdiction of the State Board of Land Natural Resources.

OFF-SITE UTILITIES & INFRASTRUCTURE

Water. Although other developments in Hawaii suffer from shortage of both potable (drinkable) and irrigation water, North Kohala is very rich in water resources. Potable water will be supplied via pipelines to the site from wells near Hawi. Irrigation water will be supplied from the Kohala Ditch Water System (which formerly supplied irrigation water to the sugar cane plantations in Kohala).

Electricity. Surety Kohala has been negotiating with the local power utility and has been assured of sufficient system capacity to serve Kohala Preserve.

Sewage. Preliminary design plans have been completed for government agency review.

Highway. Preliminary design plans have been completed for government agency review.

EXPECTED CONSTRUCTION COST AND CASH FLOWS (US$)

In February 2004, the Company received a cash flow projection report for a proposed resort development, exclusive of a hotel. In early 2003, the Company received a projected cash flow for the resort development including a hotel. Management is considering both reports in determining its future development and funding strategies. Assuming a development project including a hotel, condo units (fractional and whole ownership), house lot and home sales and a club (golf, spa and ranch), the projections reflect that the total net undiscounted cash flows over 10 years could be approximately $259 million (discounted approximately $70 million). The breakdown of this net cash flow would be $60 million for the condos, $132 million for the house lots and homes, $26 million for the golf/club, and $40 million for the hotel. The net cash outflow for the first year could be approximately $40 million, second year $43 million, and thereafter each year it is anticipated that it could be a positive cash flow. Without a hotel, the net undiscounted cash flow shows $230 million (discounted approximately $100 million). First year's cash outflow could be $21 million and could be positive each year thereafter.

The reports also estimate that the total additional project-wide and off-site costs could be approximately $19.7 million and could all be incurred within the next two years. The anticipated additional on site costs could be approximately $139 million and will be incurred within the next ten years. The Company recognizes that its current operations will not be sufficient to fund the cost of Kohala Preserve's development and it may not be successful in future capital raising or debt financing activities. The Company may not be successful in overcoming all or some of the risks associated with real estate development

There is also no assurance that the project can or will be completed at the estimate cost, which is based on many variables which can and will change.

EXISTING LUXURY FACILITIES IN KOHALA COAST

Although the company believes its proposed Kohala Preserve project will be unique, the company will face significant competition in each of its proposed business operations, i.e., hotel, resort, golf courses and land sales. These competitors are larger, have established name recognition, and have greater resources available than the company. There can be no assurance that the company will be able to compete successfully or that the competition will not have an adverse effect on the company's operating results. Moreover, the Kohala Preserve project may suffer as a result of its isolation, lack of a sandy beach, lack of commercial facilities, lack of area restaurants, or lack of critical supporting commercial facilities.

However, a strength of the Kohala Preserve development project is its excellent oceanfront location, dramatic coastline and ocean views, its government entitlements and fee simple ownership, and it's distinct separation from the hustle and bustle typical of the older, more populous resorts along the Gold Coast. The following is a brief description of some of the competition that the Company will face in its proposed business:

HOTELS

Mauna Kea Beach Hotel -- (310 Rooms). Located within the Mauna Kea Resort, this is the very first resort hotel to open along the Kohala Gold Coast. This was Lawrence S. Rockefeller's retreat and now houses an extensive collection of Asian/Pacific art. Recently remodeled the hotel overlooks a beautiful and rare crescent of white sand beach.

Hapuna Beach Prince Hotel -- (350 Rooms). Also located within the Mauna Kea Resort, the Hapuna Prince opened in 1994 on one of the island's best beaches. It is Mauna Kea's sister hotel and the two properties share reciprocal privileges. The showpiece unit of this hotel is an 8,000 square foot, four-bedroom suite with its own swimming pool.

Mauna Lani Bay Hotel -- (350 Rooms). Located on the Mauna Lani Resort, a refined atmosphere permeates this hotel whose rooms have been redecorated in shades of white with linen and cotton, along with teak furnishings. Detached, $4,000 per night bungalows comes with a butler, limo and private pool.

Fairmont Orchid - (542 Rooms). Located on the Mauna Lani Resort, this hotel opened in 1992. Utilizing many distinctive architectural and interior design concepts from early 20th century Hawaii, it achieves an air of genteel distinction. A private, man-made beach lagoon was created for this property.

Hilton Waikoloa -- (1,240 Rooms). Located on the Waikoloa Beach Resort, children especially love this resort hotel, whose 62 acres can be traversed by monorail or boat. There is a swimming pool nearly an acre in size with a 175 foot water slide and a four-acre beach lagoon where visitors can experience an encounter with dolphins.

Waikoloa  Beach  Marriott - (525  Rooms).  Located on  Anaehoomalu  beach in the
Waikoloa Resort, this property sits amongst extensive beaches, fascinating ancient Hawaiian fish ponds, and groves of coconut palms.

Four Seasons Hotel -- (243 Units). The Big Island's newest hotel at the Hualalai Resort features 32 low-rise bungalows along the ocean, each housing six or eight guest rooms plus four golf club bungalows along the golf course. The rooms breathe tropical elegance with sisal carpeting, natural slate floors, Hawaiian artwork from an earlier era and louvered sliding doors of dark wood. Some suites have outdoor garden baths with showers that fall from lava ledges, private plunge pools and whirlpools.

GOLF COURSES

Seven Championship courses, all on the Kohala Gold Coast, offer visitors a total of 126 holes with a view:

The Mauna Kea Golf Course offers dramatic elevation changes and spectacular views. Consistently top rated, this 18-hole championship golf course is one of Hawaii's most unique challenges.

The Hapuna Golf Course is a unique, environmentally sensitive, links-style course. It offers the golfer a great challenge along with sweeping panoramic views of the Kohala Coast and the volcanic peaks of the Big Island.

Mauna Lani North & South Courses. Characterized by rolling terrain and groves of kiawe (mesquite) trees, these courses are built on ancient lava flows and contrast between green turf and black lava is spectacular.

Waikoloa King"s and Beach Courses. The King's Course features six major lakes and approximately 75 bunkers. The sophisticated bunker strategy and multiple tee placements work together to create a challenging and fun course.

Four Seasons Hualalai Golf Course. This private Nicklaus' designed golf course was crafted with extreme sensitivity to the land. This meticulously groomed course flows across brilliant green fairways contoured against black lava, ending at the ocean where the finishing holes capture the drama and beauty of direct seaside golf.

Kukio Resort. The Kukio resort recently completed two (2) private membership courses designed by Tom Fazio; a 10- hole executive course in the makai project area, and an 18-hole course in the mauka lands. Both courses are for the private use of Kukio members, owners and guests.

II.  MARINE FOREST RESORT, INC.

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

As of December 31, 2003, the notes remain outstanding. Further, since issuance of the notes, no interest has been paid to the Company. Accordingly, during the years ended December 31, 2002 and 2001, in light of the speculative nature of Marine Forest's development projects among other reasons and in accordance with its compliance with the requirement of SFAS No. 114, the Company recorded an impairment charge of approximately $3.8 million and $7.2 million, respectively, including approximately $1.3 million of aggregate accrued interest receivable. During the year ended December 31, 2002, the Company discontinued accruing interest income on the notes in light of its impairment charge.

In February 2004, the Company executed a promissory note for an additional $200,000 advanced by the Company to Marine Forest for the real estate taxes on the property. The one year note carries interest of 5% per annum and is payable on March 1, 2005.

III. INTERMOST CORPORATION ("INTERMOST")

On January 8, 2004, the Company entered into a letter of intent with Intermost Corporation whereby Intermost acquired 100% of the issued and outstanding stock of a wholly owned subsidiary of Surety. The consideration to be paid by Intermost to the Company is 40 million shares of Intermost restricted common stock. Intermost primarily focuses on the private equity exchange business, through which equities and other assets of privately held companies can be traded over-the-counter with authorized exchanges in China. The subsidiary corporation of Surety is the owner of real property in Hawaii, whereby the Company guarantees that the property to be designated will realize no less than $8 million proceeds for Intermost in the sixty month period following the closing of the transaction. This transaction is subject to the execution of a definitive agreement and various other conditions, including a due diligence review. Accordingly, there can be no assurances that this proposed transaction will be consummated.

Intermost utilized approximately $4.8 million in cash for operations for the year ended June 30, 2003. It is anticipated that Surety will not need to advance monies to this entity for its operations in 2004. There can be no assurances that money will not be required by Intermost for its 2004 operations or will it be successful in raising funds that may be necessary.

IV.  ASIAN BUSINESS DEVELOPMENT

In January 2004, the Company began pursuing another Asian business venture, which is intended to encourage Asian based businesses and to invest and/or operate in the Pittsburgh area. Surety has been issued 100% of the outstanding membership units of Surety Pittsburgh Development, LLC (SPD). Surety Pittsburgh, LP (SP) is the Pittsburgh operating entity whereby Surety has been issued a 99% limited partnership interest in SP and SPD has been issued a 1% general partnership interest in SP. The Company segregated $1.2 million through March 2004 for this venture and may be required to advance more monies depending upon the success of developing other business partners for this venture. No commitment has been made to increase these designated funds.

In addition to other information in this Annual Report on Form 10KBS, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

WE HAVE A VERY SHORT OPERATING HISTORY.

Although we were originally incorporated in 1995, our present operations were only recently acquired in December 1999. Prior thereto, we had no other operations. For the most part, our operating subsidiary has a limited operating history. Accordingly, we have a limited operating history upon which you can evaluate our business and prospects. Our historical data is of limited value in projecting future operating results. You must consider our business in light of the risks, expenses and problems frequently encountered by companies with a limited operating history.

OUR REVENUES ARE UNPREDICTABLE AND OUR FINANCIAL RESULTS MAY FLUCUATE

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

SIGNIFICANT CONTROL OVER THE REGISTRANT

The former President, now a consultant to the Company, owns directly or indirectly approximately 93% of the outstanding shares of our common stock. Accordingly, this individual possesses control over our operations, election to the board of directors and other matters involving shareholder approval. This individual is able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

The shares owned directly or indirectly by the consultant, however, were transferred from its former owner prior to a bankruptcy proceeding in Japan. Were the Bankruptcy Trustee to initiate a proceeding, of which the Company has no knowledge, and successfully pursue a claim for recovery of the shares, then the control of the Company would change, with possible consequences to the shareholders.

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

Our real estate activities may be adversely affected by possible changes in tax laws, including changes that may have an adverse affect on real estate development.

DEVELOPMENT OF BUSINESS. Our primary business is related to development of land for resort and residential uses. The value of the property may be affected by changes in the overall demand for the proposed development. In particular, changes in demand could result from higher interest rates or the unavailability of personal mortgage financing on advantageous terms or from inflation, recessions or other economic conditions which reduce the utilization of, and demand for, housing (which in turn reduces the demand for development parcels of land). Any sharp rise in interest rates or downturn in the national economy or the local economy could affect our business's profitability and the sale and development of the property. Such factors have tended to be cyclical in nature. Sales of individual housing lots for middle-income housing, may be affected adversely by such factors to a greater extent than sales of other products. Other factors that could affect our business include the availability of construction material and labor and changes in the costs thereof and the overall availability of land for development of similar projects and changes in the prices thereof. Our success may be affected by competition from other projects of a similar business.

UNDEVELOPED LAND. The real property owned by us consists of undeveloped land to be developed as a resort and golf courses, with a portion to be subdivided and sold as lots. Land yet to be developed involves more risk than the purchase and ownership of completed properties due to the risk of development and construction. Such undeveloped land will not produce operating cash revenues in the near term, nonetheless, our business will have certain fixed obligations with respect to such property, such as debt service obligations with respect to such property, real estate taxes, utility connection fees, insurance and other obligations, that will be due and payable. The ability of our business to meet such obligations as well as the continued maintenance of the undeveloped property will depend upon reserves, if any and cash receipts, if any, and the ability to borrow or otherwise raise capital.

At present, we have obtained only certain zoning and other land use approvals required for developing the property as contemplated herein. Additional approvals are required, including but not limited to approval to construct a sewerage treatment plant, and no permits or approvals for platting or building have been obtained to begin development and construction on the property. Because most of the remaining approvals are ministerial in nature, there can be general assurances that we will be successful in obtaining all necessary permits and approvals, provided they are applied for and utilized in a timely manner.

In addition, we anticipate incurring debt to finance the costs of development. Development of such properties is expected to take place over several years, and there can be no assurance that financing will be available or that any such financing will be available on favorable terms.

LITIGATION. Approvals and permits previously received by Surety Kohala have been challenged in legal proceedings [brought by a citizens group], and it is anticipated that future permits or approvals will be challenged [by these objectors] as well. Careful adherence to all laws, rules and procedures are the only assurances that litigation will be mitigated. An adverse outcome of such litigation will adversely impact the Company's development plans.

COSTS OF COMPLIANCE. In connection with obtaining approvals from regulatory authorities, we will be required to make significant improvements such as roads, curbs, water and sewer lines, and to dedicate property for public use and to make other concessions. The ability to continue our development activities may be adversely affected in material respects by restrictions and regulations that may be imposed by regulatory authorities because of, among other things, inadequate public facilities, such as sewers, water and other utilities and by local opposition to continued growth. Such restrictions may include limitations or moratoria on construction of housing units or other developments for certain periods, or until additional public facilities are constructed, and may be imposed by administrative or legislative authorities.

To varying degrees, certain permits and approvals, which we have not yet obtained, will be necessary to complete the development of the property. We have no assurance that permits currently under consideration or to be applied for in the future which are required for the development as contemplated by us will be granted. The continued effectiveness of permits already granted is also subject to factors such as changes in policies, rules and regulations and their interpretation and application. Compliance with such conditions will require us to expend significant sums of money. Necessary approvals or permits or rejection of submitted plans could result in an inability to develop the affected property as originally planned which would result in a loss of market value of the property, or a failure of such market value to increase.

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

CAPITAL REQUIREMENTS OF THE PROPERTY. The business will generate sufficient cash flow for the next year to meet the ongoing requirements, which are presently anticipated. However, once development of the resort property is started additional funding will be needed. There can be no assurances the Company will be successful in raising additional funds for the development of the project.

NO MARKET STUDY. Investors must make an investment decision without the benefit of market studies. Also there is no guarantee or assurance that the property can or will be sold at the value ascribed to the property in the financial information included herein.

WE  INCURRED A NET LOSS AND HAVE AN ACCUMULATING DEFICIT.

For the year ended December 31, 2002 Surety had a net loss of $1,547,000. As of December 31, 2003, after net income of $927,000, our accumulated deficit was $5,710,000. Like any business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks. There can be assurance that we will successfully implement our business plan in a timely or effective manner.

THE COMPETITION WE FACE FROM ESTABLISHED BUSINESS MAY ADVERSELY AFFECT OUR REVENUE AND PROFITABILITY.

We encounter intense competition in all aspects of our business, and we expect this competition to increase. Our competitors have longer operating histories and significantly greater financial, technical and marketing resources than the Company. Many current and potential competitors also have greater name recognition and extensive customer bases. Moreover, current and potential competitors have established and may establish future cooperative relationships among themselves and with third parties to enhance their product services. Consequently, new competitors or alliances may emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures faced by us will not harm our business or intended business.

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


ITEM 2. DESCRIPTION OF PROPERTY.

The lands owned by Surety Kohala in North Kohala, Hawaii comprise, as of this date, approximately 13,800 acres, (a reduction from the original aggregate holdings after giving effect to sales of acreage), which land area includes the Kohala Preserve project area. Surety Kohala's primary focus is the development of approximately 642 acres of land at Mahukona.

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

At the County of Hawaii level, all uses and activities are regulated through the provisions of Hawaii County Code Chapter 25, Zoning Code, with additional regulations for lands near the ocean in the County's Special Management Area pursuant to Hawaii Revised Statutes Chapter 205A, and the structural setback requirements in the shoreline setback area prescribed in HRS

Section 205A-41, et seq. for the shoreline areas. As noted above, the Conservation District lands and activities are controlled by the State DLNR and BLNR.

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

1. State Land Use District Boundary Amendment from Agricultural to Urban for 14.3+/- acres, Ordinance No. 93-113, effective November 8, 1993;

2.   County Zoning Ordinance No. 93-109, effective November 8, 1993;

3.   Special Management Area Use Permit No. 341, effective June 24, 1993; and

4.   Golf Course Use Permit No. 111, effective June 24, 1993.

The prior approvals obtained for the Kohala Preserve development project in 1993 were conditional, that is, each approval was subject to various conditions of approval. Certain of these conditions of approval contain time limits or financial compliance requirements, which if not met, may ultimately result in legislative and/or administrative actions to void or revoke the prior approvals. The effect of such adverse actions would be to return the land entitlements to the former zoning, or more appropriate zoning as determined by the County of Hawaii. Surety Kohala has continued to maintain the prior approvals through compliance with all applicable conditions. In the future, however, the Company may not be able to maintain compliance with all applicable conditions unless significant funds are secured for planning, design, and construction of the project as represented.

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

The Company has a mortgage note, which is collateralized by property located in the Mauna Kea Fairways (see Existing Luxury Facilities in Kohala Coast). The mortgage note is payable in monthly installments of principal and interest through 2019. The mortgage note bears interest based on an adjustable rate (4.75% at December 31, 2003) not to exceed 15%, adjusted annually. The mortgage note payable at December 31, 2003 was approximately $386,000.

There are no limitations on the percentage of assets which may be invested in a single investment. Further, there are no restrictions on the types of investments the Company may make or the type of properties in which the Company may invest. Moreover, there is no limitation on the number of mortgages which may be placed on one piece of property.

Surety Kohala leases two (2) parcels of land from the Bishop Estate. One parcel of 5,159 acres is leased for watershed purposes at an annual rental of $28,000. The other parcel of 3,345 acres is leased for pasture purposes at an annual rental of $9,346.

The Company maintains liability insurance to a maximum of $10,000,000, which it believes is adequate insurance.

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

In Hawaii, litigation over the requirements for environmental assessments/ environmental impact statements and their effect on existing and proposed permit approvals is an evolving area of law. In light of past litigation, it is probable that a challenge will be made against the project whether an environmental impact statement is conducted or not. Because of the evolving state of the law in this area, there may also be an attempt to again invalidate the prior 1993 permit and legislative approvals. Surety Kohala initiated a redesign of the Kohala Preserve development project to avert or mitigate the need for an environmental impact statement. Surety Kohala is fully aware of the situation and is taking all feasible actions to mitigate the risk to the prior approvals in its re design effort.

An action was commenced against Surety Kohala Corporation (SKC), a wholly owned subsidiary of the Company, in August 2003, in the US District Court for the District of Hawaii by a consultant to the Company primarily alleging breach of contract in connection with services to be rendered for the development of the Kohala Preserve Project. The consulting firm claimed it was owed approximately $5.5 million and potential other amounts. Subsequent to SKC filing a counter claim against the consulting firm, SKC's law firm, in which the consultants Chairman/CEO was of counsel, filed a claim for unpaid fees of approximately $361,000. On April 1, 2004, the Company entered into an agreement with all parties, subject to execution of definitive documentation by May 1, 2004, settling the litigation by agreeing to pay a total of $1,400,000 to certain parties by June 30, 2004. Accordingly, the Company's financial statements as of December 31, 2003 include an expense and a liability of $1,500,000, including related costs, for this matter.

The Company is involved in certain other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on in the Over-The-Counter Bulletin Board (OTC-BB) under the Symbol "SHDC". Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Trading started on March 15, 2002. The following is our trades for the year:


                   2003                     High          Low

                   1st Quarter             $4.50         1.01
                   2nd Quarter              2.00          .75
                   3rd Quarter              2.55         1.00
                   4th Quarter              3.00         2.55


                   2004

                   1st Quarter             $3.00         1.50

The Company has approximately 40 shareholders of record as of December 31, 2003.

On February 4, 2002, the Company declared a 200 percent stock dividend on its common stock payable on February 15, 2002. The Company does not anticipate paying any dividends on its common stock in the foreseeable future.

Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NOTE ON FORWARD LOOKING INFORMATION

This Form 10-KSB contains forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimates", or "continue" or comparable terminology or the negative thereof are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, both known and unknown, and actual results may differ materially from any future results expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

Surety Holdings Corp. ("Surety"), through its wholly-owned subsidiary, Surety Kohala Corporation ("Surety Kohala") (collectively, with other subsidiaries "the Company"), continues to study its proposed development plans of the 642 acres of land in the North Kohala district of Hawaii Island in the state of Hawaii. This development, referred to as the Kohala Preserve development project, was initially slated to be a hotel, 18-hole golf course and resort homes. The Company is considering modifying the project for its inclusion of a "hotel concept". There has been no finalization of the component of this development project. The Company is working with consultants to study the various options for structuring the project along with the necessary financial and funding strategy. The timing of its negotiations with joint venture partners and/or avenues of development for the 642 acres are a function of many risks. There can be no assurances that the Company will be successful in overcoming all of the risks of development of the proposed resort property. (See KOHALA PRESERVE DEVELOPMENT in Liquidity and Capital Resources).

The Company maintains an investment (notes receivable) in Marine Forest Resort, Inc. ("Marine Forest"), a related Japanese corporation that controls approximately 400 acres of land in Okinawa, Japan (see MARINE FOREST in Other Business Ventures for discussion of 2001 and 2002 impairment charges).

The current operations of the Company (discussed in Results of Operations on the following pages) include the sale of its non-Kohala Preserve development project real estate and other ancillary activities.

On January 8, 2004, the Company entered into a letter of intent with Intermost Corp. ("Intermost") whereby Intermost would acquire 100% of the issued and outstanding stock of a wholly owned subsidiary of Surety. Intermost primarily focuses on the private equity exchange business, through which equities and other assets of privately held companies can be traded over-the-counter with authorized exchanges in China. (see OTHER BUSINESS VENTURES)

CRITICAL ACCOUNTING POLICIES

The Company has identified the following critical accounting policies which effect the Company's consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002:

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

The Company obtained a raw land appraisal and a revised cash flow projection report in February 2004 to supplement and compare to its 2003-2002 reports for the various options being considered for development of the real estate in Hawaii.

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

RESULTS OF OPERATIONS

The following table sets forth the statements of income (loss) of the Company for the years ended December 31, 2003 and 2002:

                                                      2003              2002

Real estate sales                                $ 10,837,000      $  4,141,000
Rentals                                               269,000           280,000
Cattle sales                                          310,000           349,000
Other                                                 321,000           267,000
                                                 ------------      ------------
   Total revenues                                  11,737,000         5,037,000
                                                 ------------      ------------
Cost of real estate sales                           5,648,000         1,213,000
Cost of rentals                                       157,000           119,000
Cost of cattle sales                                  247,000           202,000
Cost of other                                         277,000           214,000
                                                 ------------      ------------
   Total cost of revenues                           6,329,000         1,748,000
                                                 ------------      ------------
Gross profit                                        5,408,000         3,289,000

General and administrative expenses                 4,146,000         2,028,000
                                                 ------------      ------------
Income from operations                              1,262,000         1,261,000
                                                 ------------      ------------


Impairment charge                                                    (3,814,000)
Interest income                                       295,000           306,000
Interest expense                                      (23,000)         (112,000)
Income tax benefit (expense)                         (607,000)          812,000
                                                 ------------      ------------

                                                     (335,000)       (2,808,000)
                                                 ------------      ------------

Net income (loss)                                $    927,000      $ (1,547,000)
                                                 ============      ============

REAL ESTATE SALES -

For the year ended December 31, 2003, the Company sold 36 parcels to 18 different buyers of properties for proceeds of approximately $10.8 million as compared to the year ended December 31, 2002 where the Company sold 10 parcels for proceeds of approximately $4.1 million, an approximate $6.7 million increase. In 2002, the Company had been experiencing closing delays caused by the Company's survey company being backlogged with work. To address the backlog, the Company switched surveyors on several projects. Land court and county approval processes (generally three months or more), which occur subsequent to the surveying, could also contribute to a slowing in the closing process.

The Company anticipates closing real estate transactions for a total of approximately $12 million in 2004. The Company closed 3 transactions for a total of $1.4 million through February 2004. There can be no assurances that the Company will be able to close on the balance of these contracts in 2004, nor on the balance of additional transactions anticipated to yield a total of $5 million in 2005.

Real estate sales expense for the years ended December 31, 2003 and 2002 was approximately 52% and 29% of real estate sales. This increase of 23% is attributable to an increase in the basis for the property sold.

RENTAL REVENUES -

Rental revenues for the year ended December 31, 2003 are approximately 4% lower than the rental revenues realized for the year ended December 31, 2002. The Company believes total rental revenues in 2004 could continue to decrease as compared to total rental revenues realized in 2003 as long as land continues to be sold.

CATTLE SALES -

The approximate 11% decrease in cattle sales in 2003 is attributable to the decrease in the average price per head of cattle and the decrease in the cattle sold. Specifically, for the year ended December 31, 2003, the Company sold 1081 heads at an average price of approximately $286 per head versus the same period in 2002, where the Company sold 1283 heads at an average price of approximately $272 per head. The deteriorated cattle sales margins are attributable to increased costs resulting from the increase in rent expense caused by the sale and lease back of former pasturelands. Cattle sales will continue to decrease as the Company continues to sell pasturelands.

OTHER REVENUES -

Total other revenues for the year ended December 31, 2003 was approximately $321,000 for the year ended December 31, 2003. This represented an increase of approximately 20%, as compared to the year ended December 31, 2002.

GENERAL AND ADMINISTRATIVE EXPENSES -

On an overall basis, general and administrative expenses increased approximately $2,118,000, or 104% for year ended December 31, 2003 as compared to the same period in 2002. The components of general and administrative expenses for the year ended December 31, 2003 include a settlement cost for litigation of $1,550,000, salaries and related costs of approximately $373,000; professional fees (legal, auditing and consulting) of approximately $1,150,000; franchise and other taxes of approximately $165,000; depreciation of approximately $65,000; insurance of approximately $144,000; and other expenses aggregating approximately $699,000. The components of general and administrative expenses for the year ended December 31, 2002 include salaries and related costs of approximately $395,000; professional fees (legal, auditing and consulting) of approximately $842,000; franchise and other taxes of approximately

$182,000; depreciation of approximately $63,000; insurance of approximately $109,000; and other expenses aggregating approximately $437,000.

Professional fees increased approximately 54% as a result of (i) higher legal costs in connection with hiring legal counsel to negotiate and address the development cost activities and (ii) an increase in consulting fees paid to the Company's President and Chief Executive Officer. Insurance expense increased approximately 32% in 2003. Travel and entertainment by executives increased in 2003 to help progress development plans.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

For the year ended December 31, 2003 and 2002, the Company's net cash used in operating activities of approximately $5,363,000 and $2,834,000, respectively, is comprised of the following:

                                                         2003           2002

Net income (loss)                                 $    927,000     $ (1,547,000)

Impairment charge - Marine Forest                                     3,814,000

Depreciation and amortization                          142,000          144,000

Deferred income taxes (benefit)                        196,000       (1,045,000)

Stock compensation charge                               31,000

Net gain on sales and disposition of property
  and assets                                        (6,309,000)      (3,285,000)

Changes in operating assets
  and liabilities                                     (350,000)        (915,000)
                                                  ------------     ------------

                                                  $ (5,363,000)    $ (2,834,000)
                                                  ============     ============


For the years ended  December 31, 2003 and 2002, the Company's net cash provided
by  investing   activities   of   approximately   $8,365,000   and   $2,639,000,
respectively, is comprised of the following:

                                                    2003                2002

Capital expenditures including
  real estate development                      $   (935,000)       $ (1,917,000)

Proceeds from sales of property                   9,015,000           4,141,000

Proceeds from notes receivable                      285,000             415,000
                                               ------------        ------------

                                               $  8,365,000        $  2,639,000
                                               ============        ============

Approximately $909,000 of the $935,000 of 2003 capital expenditures and approximately $1,807,000 of the $1,917,000 of 2002 capital expenditures was made to progress the Company's Kohala Preserve development endeavors. These expenditures include approximately $562,000 and $334,000, in the year ended December 31, 2003 and 2002, respectively, for land clearing, leveling and grading and approximately $347,000 and $1,473,000 for the years ended December 31, 2003 and 2002, respectively, for design, planning, engineering and surveying and other costs.

For the years ended December 31, 2003 and 2002, the Company's net cash provided by (used in) financing activities of approximately $(35,000) and $33,000, respectively, is comprised of the following:

                                                      2003              2002

Proceeds from notes receivable financing         $         --      $    417,000

Repayment of debt (to President)                                       (354,000)

Debt repayments, net                                  (35,000)          (30,000)
                                                 ------------      ------------

                                                 $    (35,000)     $     33,000
                                                 ============      ============

As of December 31, 2003, the Company has total current assets of approximately $17,462,000 and total current liabilities of approximately $2,189,000 or a working capital of approximately $15,273,000. At December 31, 2003, the Company's cash balance was approximately $12.7 million. At March 1, 2004, the cash balance was approximately $13.5 million. As previously discussed, the Company anticipates 2004 revenue levels to be higher than levels experienced during 2003, however there can be no assurances that this will be able to be accomplished. However, given the Company's anticipated cash requirements to develop and construct the revised Kohala Preserve project (discussed below), future capital raising or debt financing activities may be required. There can be no assurances the Company will be successful in resolving its financing requirements.

KOHALA PRESERVE DEVELOPMENT

The Company continues to strategize its development plans relative to its 642 acres of land in the North Kohala district of Hawaii Island in the state of Hawaii (known as the Kohala Preserve development project). The original plans for this parcel of land were the development of a hotel, 18-hole golf course and resort homes. This plan, however, was revised to exclude the hotel-concept in late 2003. During 2001, the Company hired several consultants, with extensive experience in high-end resort development and marketing, to reassess its development strategy with respect to Kohala Preserve property. The goal was to provide the Company guidance in determining an effective development strategy that will optimize the property's economic potential. Throughout 2002 and 2003 the Company continued to analyze its business and development options. As a result of developing conflicts with its main real estate/legal consultant (see litigation below), the Company commenced a business relationship with a legal/financial consultant based in Texas in the fall of 2003 to improve its efforts for the deal structuring of the resort project. The Texas-based consulting firm is working with studies and market analysis and the status of permits and other development documents to determine critical components, opportunities and restrictions of the real property. The Texas-based consulting firm has been advising the Company of various options for structuring the business deal and the financial and funding strategy. To date, no finalization of the components of the development plans has been made. The project is subject to further Company and consultant review and analysis. The review is expected to be completed by the summer of 2004.

In December 2003, the Company entered into a monthly $25,000 consultant agreement with its principal stockholder and former President for this project.

Some of the risks associated with the Kohala Preserve development project are:

1. ability to generate revenues and to have sufficient cash to meet all of its obligations in a timely fashion,

2. changes in costs of construction and development not foreseen in the cash budgeting process,

3.   ability to obtain financing on favorable terms,

4.   adverse changes in national economic conditions,

5.   unanticipated environmental matters,

6.   changes in real estate tax rates and laws,

7.   the  need  to  obtain  or  sustain   agreements/permits   from   regulatory
     authorities or other third parties in connection with development of the property,

8.   competition with other developers, and

9.   other factors which are beyond the control of the Company.

There can be no assurances that the Company will be successful in overcoming any one of these potential risks.

Other developers in the area have experienced lawsuits whereby their projects have been suspended because of agricultural related issues. The Company's awareness of the competition's issues, along with their own litigation with the former consultants, has hampered the Company's progress in this real estate project. Despite this slowdown, the Company's timing of its negotiations with potential joint venture partners has also been affected by other economic conditions. The Company anticipates that any potential joint venture partner would be responsible for not only assisting in obtaining the necessary construction financing, but also assist in the large upfront cash investment required to develop this project to the next phase. It is anticipated that there would be a 120 to 180 day due diligence period by any potential joint venture partner.

In February 2004, the Company received a cash flow projection report for a proposed resort development, exclusive of a hotel. In early 2003, the Company received a projected cash flow for the resort development including a hotel. Management is considering both reports in determining its future development and funding strategies. Assuming a development project including a hotel, condo units (fractional and whole ownership), house lot and home sales and a club (golf, spa and ranch), the projections reflect that the total net undiscounted cash flows over 10 years could be approximately $258 million (discounted approximately $70 million). The breakdown of this net cash flow would be $60 million for the condos, $132 million for the house lots and homes, $26 million for the golf/club, and $40 million for the hotel. The net cash outflow for the first year could be approximately $40 million, second year $43 million, and thereafter each year it is anticipated that it could be a positive cash flow. Without a hotel, the net undiscounted cash flow shows $230 million (discounted approximately $100 million). First year's cash outflow could be $21 million and could be positive each year thereafter.

In connection with the condominium development, the Company projects that the total sources and uses of funds for the next ten years could be approximately $81 million and $21 million, respectively, or a total net cash flow of approximately $60 million. The first three years of the condominium project could utilize a cumulative cash outflow of approximately $27 million prior to generating a possible positive cash flow of approximately $52 million in year 4.

The anticipated sources and uses of funds for the homesite development project over the next ten years is projected to be a total of approximately $189 million and $57 million, respectively, or a total net cash flow of approximately $132 million. The first year of the homesite project could utilize $5.2 million of cash prior to generating a possible positive cash flow of approximately $26 million in year 2.

The golf development project is forecasted in the February 2004 report to generate a total of $51 million and to utilize a total of $24 million over the next ten years, for a total net cash flow of approximately $27 million. The first two years of this project could utilize $23 million of cash prior to generating a possible positive cash flow of $12 million in year 3.

The report indicates estimated total operating costs for the resort development of approximately $15.9 million. This could be offset by a total for the seven years of anticipated recreational dues the Company may collect of $2.9 million commencing in year three, yielding a net project operating cost of approximately $13 million for the ten years. The anticipated operating costs for the first three-year's are projected to be approximately $3 million.

The reports also estimate that the total additional project-wide and off-site costs could be approximately $19.7 million and could all be incurred within the next two years. The anticipated additional on site costs could be approximately $139 million and will be incurred within the next ten years. The Company recognizes that its current operations will not be sufficient to fund the cost of Kohala Preserve's development and it may not be successful in future capital raising or debt financing activities. The Company may not be successful in overcoming all or some of the risks associated with real estate development.

OTHER BUSINESS VENTURES

INTERMOST CORPORATION ("INTERMOST")

On January 8, 2004, the Company entered into a letter of intent with Intermost whereby Intermost would acquire 100% of the issued and outstanding stock of a wholly owned subsidiary of Surety. The consideration to be paid by Intermost to the Company is 40 million shares of Intermost restricted common stock. Intermost primarily focuses on the private equity exchange business, through which equities and other assets of privately held companies can be traded over-the-counter with authorized exchanges in China. The subsidiary corporation of Surety is the owner of real property in Hawaii, whereby the Company guarantees that the property to be designated will realize no less than $8 million in proceeds for Intermost in the sixty-month period following the closing of the transaction. This transaction is subject to the execution of a definitive agreement and various other conditions, including a due diligence review. There can be no assurances that this proposed transaction will be consummated.

Intermost utilized approximately $4.8 million in cash for operations for the year ended June 30, 2003. It is anticipated that Surety will not need to advance monies to this entity for its operations in fiscal 2004. There can be no assurances that money will not be required by Intermost for its fiscal 2004 operations or that it will be successful in raising additional funds as necessary.

ASIAN BUSINESS DEVELOPMENT

In 2004, the Company segregated and deposited with a newly formed subsidiary a total of $1.2 million to pursue an Asian business venture which is intended to encourage Asian based businesses to invest and/or operate in the Pittsburgh area. The Company plans to enter into a formal agreement in 2004 whereby additional monies may be invested in this project dependent upon the success of developing other business partners for this project, however, no future commitment has been made. These monies are not anticipated to be utilized until the second half of 2004.

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

As of December 31, 2003 and through the date hereof, the notes remain outstanding. Further, since issuance of the notes and through the date hereof, no interest has been paid to the Company. Accordingly, during the years ended December 31, 2002 and 2001, in light of the speculative nature of Marine Forest's development projects among other reasons and in accordance with its compliance with the requirements of SFAS No. 114 (see previous discussion of Critical Accounting Policies), the Company recorded an impairment charge of approximately $3.8 million and $7.2 million, respectively, including approximately $1.3 million of aggregate accrued interest receivable. During the year ended December 31, 2002, the Company discontinued accruing interest income on the notes in light of its impairment charge.

In February 2004, the Company loaned Marine Forest $200,000 to pay real estate taxes on the property. The Company received a one-year secured promissory note, with interest of 5% per annum due March 1, 2005.

MILLENNIUM

In January 2003, pursuant to an Asset Purchase  Agreement,  the Company acquired the assets of Millennium International Sports & Entertainment, LLC ("Millennium"), which consisted of sports and entertainment memorabilia. In consideration for the assets received, the Company would issue shares of its common stock if certain revenue levels related to the sales of the memorabilia were attained by certain dates. Since the Company's acquisition of Millennium and through May 15, 2003, there was little to no revenues related to the sales of the memorabilia. Accordingly, in May 2003, pursuant to the terms of the Asset Purchase Agreement, the Company notified Millennium of its election to rescind the Asset Purchase Agreement.

LITIGATION

An action was commenced against Surety Kohala Corporation (SKC), a wholly owned subsidiary of the Company, in August 2003 in US District Court for the District of Hawaii by a consultant to the Company primarily alleging breach of contract in connection with services to be rendered for the development of the Kohala Preserve Project. The consulting firm claimed it was owed approximately $5.5 million and potential other amounts. Subsequent to SKC filing a counter claim against the consulting firm, SKC's law firm, in which the consultant's
Chairman/CEO was of counsel, filed a claim for unpaid fees of approximately $361,000. On April 1, 2004, the Company entered into an agreement with all parties, subject to execution of definitive documentation by May 1, 2004, settling the litigation by agreeing to pay a total of $1.4 million to certain parties by June 30, 2004. Accordingly, the Company's consolidated financial statements reflect an accrual for this settlement of $1.5 million, including related costs, as of December 31, 2003.

Contractual commitments

The Company is obligated under various contractual commitments over the next several years. Following is a summary of those commitments as of December 31, 2003:

                                                                      GREATER
                                   1 YEAR          1 -3 YEARS       THAN 3 YEARS

Notes payable (a)               $     31,000      $     37,000      $    332,000
Development projects                 349,000
                                ------------      ------------      ------------
                                $    380,000      $     37,000      $    332,000
                                ============      ============      ============

(a) Excludes obligation pursuant to notes receivable financing whereby a cash outlay is only required if the financial institution requires the Company to repurchase a defaulted note.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

INDEPENDENT AUDITORS' REPORT                                                 F-1


CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheet                                                           F-2

     Statements of Operations                                                F-3

     Statements of Stockholders' Equity                                      F-4

     Statements of Cash Flows                                          F-5 - F-6

     Notes to Financial Statements                                    F-7 - F-17

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Surety Holdings Corp.

We have audited the accompanying consolidated balance sheet of Surety Holdings Corp. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Surety Holdings Corp. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.


                                             /s/ Rothstein, Kass & Company, P.C.


Roseland, New Jersey
January 29, 2004, except for Note 13A,
  which is as of April 1, 2004

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 12,713,000
  Real estate held for sale, current                                  3,014,000
  Prepaid income taxes                                                1,562,000
  Other current assets                                                  173,000
                                                                   ------------
      Total current assets                                           17,462,000

NOTES RECEIVABLE, less current maturities                             3,031,000

NOTES RECEIVABLE, officer                                               553,000

REAL ESTATE HELD FOR SALE                                            26,461,000

NOTES RECEIVABLE AND ACCRUED INTEREST,
  Marine Forest Resort, Inc., net of an
    approximate $11 million allowance for loan losses                        --

REAL ESTATE DEVELOPMENT COSTS                                        42,876,000

PROPERTY AND EQUIPMENT, net                                           2,465,000

DEFERRED TAX ASSET                                                    4,369,000

OTHER ASSETS                                                          1,453,000
                                                                   ============
                                                                   $ 98,670,000
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable, current maturity                                  $     31,000
  Accounts payable                                                      297,000
  Accrued expenses and other current liabilities                      1,861,000
                                                                   ------------
      Total current liabilities                                       2,189,000
                                                                   ------------

LONG-TERM LIABILITIES
  Notes payable, less current maturity                                  369,000
  Obligation pursuant to notes receivable
    financing, less current maturity                                    106,000
                                                                   ------------
                                                                        475,000
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value,
    200,000,000 shares authorized,
    6,753,000 shares issued and
    outstanding                                                           7,000
  Capital in excess of par value                                    101,709,000
  Accumulated deficit                                                (5,710,000)
                                                                   ------------
    Total stockholders' equity                                       96,006,000
                                                                   ------------

                                                                   $ 98,670,000
                                                                   ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                      2003             2002
                                                  ------------     ------------

REVENUES                                          $ 11,737,000     $  5,037,000

COST OF REVENUES                                     6,329,000        1,748,000
                                                  ------------     ------------

GROSS PROFIT                                         5,408,000        3,289,000

GENERAL AND ADMINISTRATIVE EXPENSES                  4,146,000        2,028,000
                                                  ------------     ------------

INCOME FROM OPERATIONS                               1,262,000        1,261,000
                                                  ------------     ------------

OTHER INCOME (EXPENSE)

   Interest income                                     295,000          306,000
   Interest expense                                    (23,000)        (112,000)
   Impairment charge, Marine Forest Resorts, Inc.                    (3,814,000)
                                                  ------------     ------------

                                                       272,000       (3,620,000)
                                                  ------------     ------------

INCOME (LOSS) BEFORE INCOME (TAXES) BENEFIT          1,534,000       (2,359,000)

INCOME (TAXES) BENEFIT                                (607,000)         812,000
                                                  ------------     ------------

NET INCOME (LOSS)                                 $    927,000     $ (1,547,000)
                                                  ============     ============

NET INCOME (LOSS) PER COMMON
  SHARE, basic and diluted                        $       0.14     $      (0.23)
                                                  ============     ============


WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING, basic and diluted                      6,752,000        6,738,000
                                                  ============     ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    SURETY HOLDINGS CORP. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                     COMMON STOCK                  CAPITAL IN                         TOTAL
                               --------------------------           EXCESS OF     ACCUMULATED    STOCKHOLDERS'
                                 SHARES          AMOUNT             PAR VALUE       DEFICIT          EQUITY
                               --------------------------         ------------    -----------     -----------
BALANCES, January 1, 2002       6,738,000     $     7,000         $101,678,000    $(5,090,000)    $96,595,000

NET LOSS                                                                           (1,547,000)     (1,547,000)
                               ----------     -----------         ------------    -----------     -----------

BALANCES, December 31, 2002     6,738,000           7,000          101,678,000     (6,637,000)     95,048,000

ISSUANCE OF COMMON STOCK           15,000                               31,000                         31,000

NET INCOME                                                                            927,000         927,000
                               --------------------------         ------------    -----------     -----------

BALANCES, December 31, 2003     6,753,000     $     7,000         $101,709,000    $(5,710,000)    $96,006,000
                               ==========================         ============    ===========     ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                      2003             2002
                                                  ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                               $    927,000     $ (1,547,000)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Depreciation and amortization                      142,000          144,000
    Provision for bad debts                             13,000
    Deferred income taxes                              196,000       (1,045,000)
    Impairment charge, Marine Forest
     Resorts, Inc.                                                    3,814,000
    Gain on sales of property                       (6,359,000)      (3,375,000)
    Loss on disposition of property                     50,000           15,000
    Loss on sale of notes receivable                                     75,000
    Stock compensation charge                           31,000
    Increase (decrease) in cash
     attributable to changes in operating
     assets and liabilities:
      Prepaid income taxes                          (1,302,000)        (260,000)
      Other current assets                            (133,000)          52,000
      Other assets                                      (2,000)        (932,000)
      Accounts payable                                (401,000)         260,000
      Accrued expenses and other
       current liabilities                           1,475,000          (35,000)
                                                  ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES               (5,363,000)      (2,834,000)
                                                  ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                  (26,000)        (110,000)
  Proceeds from sales of property                    9,015,000        4,141,000
  Real estate development expenditures                (909,000)      (1,807,000)
  Proceeds from repayments of notes receivable         271,000          407,000
  Proceeds from repayments of notes
   receivable, officer                                  14,000            8,000
                                                  ------------     ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES            8,365,000        2,639,000
                                                  ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on mortgage note payable          (35,000)         (30,000)
  Proceeds from notes receivable financing                              417,000
  Repayments of notes payable, former president                        (354,000)
                                                  ------------     ------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                  (35,000)          33,000
                                                  ------------     ------------

NET INCREASE (DECREASE) IN CASH                      2,967,000         (162,000)

CASH
  Beginning of year                                  9,746,000        9,908,000
                                                  ------------     ------------

  End of year                                     $ 12,713,000     $  9,746,000
                                                  ============     ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                        2003            2002
                                                    ------------    ------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION, cash paid during the year for:
  Interest                                          $     23,000    $     31,000
                                                    ============    ============

  Income taxes                                      $  1,690,000    $    494,000
                                                    ============    ============


SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 Issuance of notes receivable upon
   sales of property                                $  1,822,000    $         --
                                                    ============    ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF OPERATIONS

Surety Holdings Corp. ("Surety") and its wholly-owned subsidiaries (collectively, the "Company") are primarily engaged in the development of 642 acres of property in the North Kohala district of Hawaii Island in the state of Hawaii. This development, referred to as the Kohala Preserve development project (see Real Estate Development Costs - Note 4), was initially slated to be a hotel, 18-hole golf course and resort homes. The Company is currently considering modifying the project`s inclusion of a "hotel concept". The Company is working with consultants to study various options for structuring this real estate project along with the necessary financial and funding strategy. There has been no finalization of the components of the development project.

The current  Hawaiian  operations  of the Company  also  include the sale of its
non-Kohala  Preserve   development  project  real  estate  and  other  ancillary
activities.

In 2004, the Company commenced  investing in other business projects.  (See Note
13B)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The  consolidated  financial  statements  include the accounts of Surety and its
wholly-owned   subsidiaries.   All  significant  intercompany  transactions  and
balances have been eliminated in consolidation.

CASH

The Company typically maintains cash on deposit at banks in excess of federally insured limits. At December 31, 2003, the Company's uninsured cash balances were approximately $12.1 million. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.


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

     Buildings and improvements              15-30 Years
     Livestock                                   7 Years
     Orchard                                    15 Years
     Machinery, equipment and other           5-10 Years

REVENUE RECOGNITION

Revenue from the sale of real estate is recognized at the time title is conveyed to the buyer, minimum down payment requirements are met, the terms of any notes received satisfy continuing payment requirements, and there are no requirements for continuing involvement by the Company with the property. Realized gains and losses on the sale of real estate are determined on a specific identification basis.

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

INCOME (LOSS) PER COMMON SHARE

The Company complies with SFAS No. 128, "Earnings per Share" which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has no securities or other contracts to issue common stock, basic and diluted net income (loss) per common share for the years ended December 31, 2003 and 2002 were the same.

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

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company accounts for the notes receivable from Marine Forest (see Note 11) under the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". Under SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires lenders to measure impaired loans based on: (i) the present value of expected future cash flows discounted at the loans' effective interest rate; (ii) the loan's observable market price; or (iii) the fair value of the collateral if the loan is collateral-dependent. An allowance for loan losses is maintained if the measure of an impaired loan is less than its recorded investment. Adjustments to the allowance are made through corresponding charges or credits to the provision for losses.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the equity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R is effective for the reporting periods ending after December 15, 2004. The Company has no arrangements that would be subject to this interpretation.

In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities, certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

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

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   NOTES RECEIVABLE

At December 31, 2003, the Company had notes receivable aggregating approximately $3,046,000. The notes bear interest at rates ranging from 7% to 8% per annum, mature on various dates through 2011 and are collateralized by real property.

Approximate maturities of notes receivable subsequent to December 31, 2003 are as follows:

  YEAR ENDING DECEMBER 31,
              2004                                    $     15,000
              2005                                         739,000
              2006                                           9,000
              2007                                         549,000
              2008                                       1,538,000
              Thereafter                                   196,000
                                                      ------------

                                                      $  3,046,000
                                                      ============


4.   REAL ESTATE DEVELOPMENT COSTS

At December 31, 2003, real estate development costs, attributed primarily to the Company's Kohala Preserve development project, consist of the following:

Land and land acquisition costs                       $ 28,698,000
Planning and studies                                     2,645,000
Engineering and architectural                              564,000
Infrastructure                                           6,852,000
Professional and consulting fees                         2,472,000
Other                                                    1,645,000
                                                      ------------

                                                      $ 42,876,000
                                                      ============


5.   PROPERTY AND EQUIPMENT

At December 31, 2003, property and equipment consist of the following:

Land                                                  $  1,410,000
Buildings and improvements                               1,478,000
Livestock                                                  764,000
Orchard                                                    300,000
Machinery, equipment and other                             574,000
                                                      ------------
                                                         4,526,000
Less accumulated depreciation
  and amortization                                       2,061,000
                                                      ------------

                                                      $  2,465,000
                                                      ============

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   NOTES PAYABLE AND NOTES RECEIVABLE FINANCING

NOTES PAYABLE

The Company has a mortgage note which is collateralized by certain property and is payable in monthly installments of principal and interest through 2019. The mortgage note, which has an outstanding balance of approximately $386,000 at December 31, 2003, bears interest based on an adjustable rate (4.75% at December 31, 2003), not to exceed 15%, adjusted annually.

In 2001, the Company entered into two note agreements to finance the purchase of two vehicles used in connection with the Company's Kohala Preserve development project. These notes, which have an outstanding balance of approximately $14,000 at December 31, 2003, bear interest at 8.5% and are payable in monthly installments aggregating approximately $2,000 through August 2004.

Approximate aggregate future required principal payments on these notes at December 31, 2003 are as follows:


YEAR ENDING DECEMBER 31,
              2004                                    $     31,000
              2005                                          18,000
              2006                                          19,000
              2007                                          20,000
              2008                                          22,000
              Thereafter                                   290,000
                                                      ------------

                                                      $    400,000
                                                      ============

NOTES RECEIVABLE FINANCING

The Company has a Purchase Agreement (Mortgage Loans) (the "Agreement") with an outstanding balance of approximately $107,000 (including $1,000 included in other current liabilities) as of December 31, 2003. The Agreement provides for the sale (with recourse) of certain notes receivable to a financial institution and the assignment of the Company's interest in the underlying collateral to the financial institution. The Agreement has certain provisions, which may require the Company to repurchase the receivables from the financial institution; accordingly, the Company is accounting for the transactions in a manner similar to a secured borrowing. The Agreement is also collateralized by certain land and improvements thereon of the Company.

7.   STOCKHOLDERS' EQUITY

In January 2003, the Company issued 15,000 shares of its common stock valued at $31,000 pursuant to employment contracts in connection with an Asset Purchase Agreement with Millenium International Sports & Entertainment, LLC ("Millennium"). The Asset Purchase Agreement was rescinded in 2003.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   NON-CANCELABLE OPERATING LEASES

The Company leases certain parcels of land to tenants, which are used primarily for agricultural purposes, under noncancelable operating leases expiring through 2028. Rental income under these operating leases and month-to-month arrangements was approximately $269,000 and $280,000 for the years ended December 31, 2003 and 2002, respectively. Approximate minimum rentals under the operating leases for the next five years, excluding renewal options, are as follows:

YEAR ENDING DECEMBER 31,
              2004                                    $    207,000
              2005                                         208,000
              2006                                         206,000
              2007                                         205,000
              2008                                         205,000


9.   INCOME TAXES

At December 31, 2003, the Company's deferred income tax asset is comprised of the tax benefit associated with the following items based on the statutory tax rates currently in effect:

Net operating loss carryforwards                      $     73,000

Difference between financial
 and tax bases of assets, primarily
  Marine Forest loan impairment                          4,296,000
                                                      ------------

                                                      $  4,369,000
                                                      ============


The provision for income taxes (benefit) in the accompanying consolidated statements of operations consisted of the following for the years ended December 31, 2003 and 2002:


                            2003             2002

CURRENT
       Federal          $   347,000      $   200,000
       State                 64,000           33,000
                        ----------------------------

                            411,000          233,000
                        ----------------------------

DEFERRED
       Federal              169,000         (830,000)
       State                 27,000         (215,000)
                        ----------------------------

                            196,000       (1,045,000)
                        ----------------------------

                        $   607,000      $  (812,000)
                        ============================

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   INCOME TAXES (CONTINUED)

The following table reconciles the federal statutory income tax rate to the Company's effective tax rate for the years ended December 31, 2003 and 2002:

                                     2003        2002

Provision for income taxes
 at the federal statutory rate         34%        (34%)

State income tax,
 net of federal tax benefit             6          (6)

Other                                               6
                                  ------------------------

                                       40%        (34%)
                                  ========================


At December 31, 2003, the Company had net operating loss carryforwards of approximately $183,000 available to offset future income subject to tax. The net operating loss carryforwards expire in 2018.

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

The Company has entered into various consulting agreements for project development and other services. Generally, these agreements are on a project by project basis requiring payments as services are performed. The Company is currently involved in development projects which are expected to be incurred and completed in 2004 for a total of approximately $349,000.

An action was commenced against Surety Kohala Corporation (SKC), a wholly owned subsidiary of the Company, in August 2003 in US District Court for the District of Hawaii by a consultant to the Company primarily alleging breach of contract in connection with services to be rendered for the development of the Kohala Preserve Project. The consulting firm claimed it was owed approximately $5.5 million and potential other amounts. Subsequent to SKC filing a counter claim against the consulting firm, SKC's law firm, in which the consultant's Chairman/CEO was of counsel, filed a claim for unpaid fees of approximately $361,000. On April 1, 2004, the Company entered into an agreement with all parties, subject to execution of definitive documentation by May 1, 2004, settling the litigation by agreeing to pay a total of $1.4 million to certain parties by June 30, 2004. (See Note 13A)

The Company is involved in certain other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  RELATED PARTY TRANSACTIONS

FORMER PRESIDENT, PRINCIPAL STOCKHOLDER, AND CONSULTANT

During 2001 and 2000, the former President of the Company advanced the Company $447,000, pursuant to one-year, 5% promissory notes. During 2002, the Company repaid the former President $354,000. At December 31, 2003, nothing was owed pursuant to the notes. Related interest expense for the years ended December 31, 2003 and 2002 is approximately $-0- and $7,000, respectively.

The Company paid the principal stockholder of the Company $275,000 in salary as the former President of the Company (through November 30, 2003) and $25,000 in consulting fees in 2003 (the month of December 2003).

On December 1, 2003, the Company entered into a monthly $25,000 consulting agreement with the former President of the Company.


MARINE FOREST RESORT, INC. ("MARINE FOREST")

Pursuant to uncollateralized promissory notes, the Company advanced Marine Forest, a related Japanese corporation that owns approximately 400 acres of land in Okinawa, Japan, $9.75 million. The notes bear interest at the U.S. prime rate, at date of issuance, plus one percent. Under their original terms, the notes were due six months after date of issuance. However, the notes were extended an additional six months and subsequently extended to December 31, 2002, as a concession to Marine Forest to advance Marine Forest's development projects. Marine Forest's current development plans are based upon a completed study prepared by a consultant for the Kohala Preserve development plan. The Company believes that Marine Forest may sell its development projects based on the aforementioned study and repay the notes and interest thereafter.

As of December 31, 2003, the notes remain outstanding. Further, since issuance of the notes, no interest has been paid to the Company. Accordingly, during the years ended December 31, 2002 and 2001, in light of the speculative nature of Marine Forest's development projects among other reasons and in accordance with its compliance with the requirements of SFAS No. 114, the Company recorded an impairment charge of approximately $3.8 million and $7.2 million, respectively, including approximately $1.3 million of aggregate accrued interest receivable. During the year ended December 31, 2002, the Company discontinued accruing interest income on the notes in light of its impairment charge.

In 2004, the Company advanced an additional $200,000. (See Note 13B)


NOTE RECEIVABLE, OFFICER

In April 2002, an officer of the Company purchased property and improvements thereon for $575,000. The officer entered into a 30-year note agreement which requires monthly payments of principal and interest through 2032. The note receivable bears interest at the rate of 2.66%. The sale of the property and improvements to the officer resulted in a loss of approximately $15,000 for the year ended December 31, 2002. At December 31, 2003, the balance on this note receivable was approximately $553,000.


OTHER

During 2003 and 2002, the Company rented properties to related individuals for aggregate annual rentals of $0 and $10,000, respectively. During 2003 and 2002, the Company had real estate sales to officers (excluding the officer referenced above) of the Company aggregating $0 and $318,000, respectively. During 2003 and 2002, the Company paid rent to a related party for aggregate annual rentals of approximately $9,000 in each year

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  SEGMENT REPORTING

As discussed in Note 1, the Company's primary business focus is the Kohala Preserve development project. Nonetheless, the Company complies with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which provides information about the Company's current business activities. Management has divided the Company into the following segments: real estate sales, rental, and cattle sales and other.

Transactions between segments are not common and are not material to the segment
information.   Some  business  activities  that  cannot  be  classified  in  the aforementioned segments are shown under "corporate".

Operating results, by segment, for the years ended December 31, 2003 and 2002 are as follows (in thousands):

                                                2003

                                    Real Estate               Cattle
                                       Sales        Rental     Sales    Other    Corporate     Total
                                    -----------------------------------------------------------------
Total revenues                        $ 10,837     $   269      $310     $321     $     --    $11,737
Total cost of revenues                   5,648         157       247      277                   6,329
                                    -----------------------------------------------------------------

Segment profit                           5,189         112        63       44                   5,408
General and administrative expenses                                                 (4,146)    (4,146)
Interest income, net                                                                   272        272
Income taxes                                                                          (607)      (607)
                                    -----------------------------------------------------------------

Net income (loss)                     $  5,189     $   112      $ 63     $ 44     $ (4,481)   $   927
                                    =================================================================

Total assets                          $ 33,752     $   103      $150     $355     $ 64,310    $98,670
                                    =================================================================

Capital expenditures                  $     --     $    --      $  6     $ --     $    929    $   935
                                    =================================================================

Depreciation and amortization         $     --     $     4      $ 17     $ 28     $     93    $   142
                                    =================================================================

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  SEGMENT REPORTING (CONTINUED)

                                                2002

                                    Real Estate               Cattle
                                       Sales        Rental     Sales    Other    Corporate     Total
                                    ------------------------------------------------------------------
Total revenues                        $  4,141     $   280      $349     $267     $     --    $  5,037
Total cost of revenues                   1,213         119       202      214                    1,748
                                    ------------------------------------------------------------------
Segment profit                           2,928         161       147       53                    3,289
General and administrative expenses                                                 (2,028)     (2,028)
Interest income, net                                                                   194         194
Impairment charge                                                                   (3,814)     (3,814)
Income tax benefit                                                                     812         812
                                    ------------------------------------------------------------------

Net income (loss)                     $  2,928     $   161      $147     $ 53     $ (4,836)   $ (1,547)
                                    ==================================================================

Total assets                          $ 35,474     $    57      $ 97     $577     $ 60,545    $ 96,750
                                    ==================================================================

Capital expenditures                  $     --     $    --      $ 49     $ 57     $  1,811    $  1,917
                                    ==================================================================

Depreciation and amortization         $     --     $     4      $ 17     $ 60     $     63    $    144
                                    ==================================================================


13.  SUBSEQUENT EVENTS

(A)  LITIGATION (See Note 10)

On April 1, 2004, the Company entered into an agreement with all parties, subject to definitive documentation by May 1, 2004, settling the litigation by agreeing to pay a total of $1.4 million to certain parties by June 30, 2004.

Accordingly, the Company's consolidated financial statements reflect an accrual for a settlement of $1.5 million, including related costs, as of December 31, 2003.

(B)  OTHER BUSINESS VENTURES

INTERMOST CORP ("INTERMOST")

In January 2004, the Company entered into a letter of intent with Intermost, a Shenzhen China based public company, to acquire 40 million shares of Intermost restricted common stock in exchange for a parcel of Surety's property. The Company has guaranteed Intermost that the property will realize no less than $8 million of proceeds for Intermost from the sale of such property in the sixty-month period following the closing of the transaction. The proposed transaction is subject to due diligence reviews among other conditions. There can be no assurance that this proposed transaction will be consummated.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      SUBSEQUENT EVENTS (CONTINUED)

ASIAN BUSINESS DEVELOPMENT

In 2004, the Company segregated $1.2 million of funds in connection with an Asian business venture which is intended to encourage Asian businesses to invest and/or operate in the Pittsburgh area. The Company may be required to advance more monies depending upon the success of developing other business partners for this venture. No future commitment, however, has been made to increase these designated funds. These monies are not anticipated to be utilized until the second half of 2004.

MARINE FOREST

In 2004, the Company executed a one-year promissory note, which carries interest at 5% per annum, for an additional $200,000 for monies advanced by the Company to Marine Forest to pay real estate taxes. (See Note 11)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

The following table sets forth certain information with respect to executive officers and directors of the Company and its subsidiary as of December 31,2003.

   Name                      Age     Position Held
   ----                      ---     -------------
   Jack Fang                  32     Director, Chairman  of Surety

   Howard R. Knapp            57     Director and President/CEO of Surety
   850 Fort Plains Road
   Howell, NJ 07731

   Linda F. O'Donnell         50     Chief Financial Officer
   157 Linda Lane
   Edison, NJ 08820

   Stuart D. Tauber, M.D.     71     Director
   2003 Timber Trail
   Asheville, N.C. 28804

   Masahiro Kume              43     Chairman, Pres. And Director of
   66-1309 W. Ko Uka Court           Surety Kohala
   Waimee, HI 96743, USA

   Michael Gomes              55     1st Vice President of Surety Kohala
   PO Box 562                        Land Manager
   Kapaau, HI 96775 USA

   Duana Kanuha               56     2nd Vice President of Surety Kohala
   PO Box 6532                       Strategic Planning/Governmental Affairs
   Hilo, HI 96721

   Herman Fernandez           40     Secretary and Treasurer of Surety Kohala
   PO Box 140
   Hawi, HI 96719

   William Shontell           42     Construction Mgr/ Engineer
   PO Box 3
   Hawi, HI 96719

JACK FANG. Mr. Fang was elected to the Board of Directors and became the Chairman of the Company on November 3, 2003. After graduating from high school, Mr. Fang began providing consulting services. From 1994 to 1998, Mr. Fang was a consultant to IPI, which was engaged in the business of providing financial consulting to other entities. Mr. Fang was responsible for business development in Asia. Since 1999, Mr. Fang provided consulting services to Surety in connection with business opportunities.

HOWARD R. KNAPP. Having joined the Company in January 1999, Mr. Knapp served as the Company's Chief Financial Officer from January, 2000 to November, 2003 and was elected to President and Chief Executive Officer in November, 2003. From June 1998 to January 1999, Mr. Knapp served in the Operations Department of Barron Chase. Mr. Knapp served as Senior Vice President of Meridian Equities Company from 1996 to July 1998. Previously, Mr. Knapp worked in the securities industry for over 30 years in various corporations, including trader, bank manager and principal in various offices. Mr. Knapp received a B.S. degree in economics from St. Peter's College in 1974.

LINDA O'DONNELL. Ms O'Donnell joined the Company as Chief Financial Officer in November of 2003. She had provided consulting services to the Company since May 2003. Ms. O'Donnell was an audit partner with the accounting firm of Moore Stephens, PC in Cranford, NJ from 1987 until her resignation in January 2001. In May 1999, Ms. O'Donnell, without admitting or denying, allegations set forth in an Order Instituting Proceedings by the Securities and Exchange Commission arising out of issues pertaining to auditor independence, agreed to be censured and to fulfill forty hours of continuing professional education for auditors' independence. Upon her graduation from Rider University in Lawrenceville, NJ in 1974 until 1987 she was employed as an accountant with Mortenson and Associates, PC. (now known as Moore Stephens). Ms O'Donnell is a CPA licensed to do business in NJ and Florida. She is also licensed as a registered investment representative for First Global Corporation, in Dallas, Texas. The Company has established in 2004 an investment account with First Global whereby, Ms O'Donnell, as the financial service representative, receives commissions for all unsolicited trades. Her securities and insurance licenses are in NJ and Florida. Ms. O'Donnell also performs consulting services to non affiliated entities on a limited basis.

STUART D. TAUBER, M.D. Dr. Tauber is in private practice as an Endrocenologist and was from 1999 a principal in Mountain Diabetes & Endocrine Center in Asheville, North Carolina and President of Stuart D. Tauber, M.D. professional Association from 1973 to present. He is a former president of The American Diabetes Association, North Carolina (1977-1978) and a featured speaker at medical seminars. Dr. Tauber received his B.A. from Yale University in 1955 and graduated from the University of Pittsburgh School of Medicine in 1960. He was Assistant Professor of Medicine at the University of Texas Southwestern Medical School from 1966-1972. Dr. Tauber has thirty years' experience in small company development.

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

The Company does not have any employment agreements with its executive officers.

YOSHI KAMON. Mr. Kamon, formerly the Company's Chairman, President until his resignation in Oct 2003 has been retained by the Company as a Consultant. Mr. Kamon holds a B.A. degree in economics from Konan University. From 1988 to 1988 to 1996 he was a director of Chalon Corporation and Special Assistant to Shoichi Kamon, Chairman and President of Chalon Corporation. From 1988 to 1999 he was President of Surety Kohala. He was also the Director of the Shanghai International Airport Hotle and restaurant and a Director of Chalon Hong Kong from 1986 to 1996. Mr. Kamon is the brother-in-law of Mr. Kume.

ITEM 10. EXECUTIVE COMPENSATION.

The table below summarizes the compensation awarded to, earned by or paid to the named executive officer for services rendered to the Company in all capacities for the years ended December 31, 2003, 2002,2001 by each person serving as the Company's Executive Officers in the years ended December 31, 2003, 2002, 2001

                                               Long Term
                                              Compensation
                                                 Awards
                                               Securities

                           Annual Compensation
                          ---------------------       Underlying
                                                     Options/SARs
Name                      Year         Salary($)       Bonus($)         #
----                      ----         --------      ------------    -------
Yoshihiro Kamon
                          2003         $310,000
                          2002           68,000
                          2001

Jack Fang
                          2003         $ 80,000
                          2002
                          2001

Masahiro Kume
                          2003         $134,486
                          2002         $118,200
                          2001         $118,200

Hermann Fernandez
                          2003         $ 66,049
                          2002         $ 62,904
                          2001         $ 62,904

Mike Gomes
                          2003         $ 76,608
                          2002         $ 72,960
                          2001         $ 72,960

Duane Kanuha
                          2003         $ 98,026
                          2002         $ 88,224
                          2001         $ 88,224

Howard R. Knapp
                          2003         $120,000
                          2002         $120,000
                          2001                0

Linda O'Donnell
                          2003         $ 15,850


Compensation remains basically the same in 2004, however, Mr. Fang and Ms. O'Donnell are employed at annual base salaries of $150,000 and $50,400, respectively.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership, as defined in applicable regulations, of our common stock as of December 31, 2003, by the following individuals or groups: each person or entity who is known by us to own beneficially more than 5% of our outstanding stock; each of the Named
Executive Officers; each director of the Company; and, all directors and executive officers as a group. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.


Name of                                    No. of Shares          Percentage
Owner                                  Beneficially owned(2)       of Class
-------                                ---------------------      ----------
Yoshihiro Kamon(1)(3)                          6,270,000              93
1-608 2572 Shinohara
Kohoku
Yokohama, 2220026 Japan

Stuart D. Tauber                                  2,000
2003 Timber Trail
Ashville, NC 28804

Mahukona Holdings Corp(1)(3)                  6,270,000
2nd Floor No 104 Section 2H Siny 1 Rd
Taipai, Taiwain, Republic of China

(1) Yoshihiro Kamon individually owns 270,000 shares (2) directly and by virtue of his ownership interest in Mahukona Holdings Corp. may be deemed to be the beneficial owner of 6,000,000 shares (2) owned by Mahukona Holdings Corp. This position represents 93.8% of the outstanding stock of the Company.

(2) Retroactively restated to give effect to a February 2002 two hundred percent (200%) stock dividend.

Yoshihiro Kamon and his immediate family, directly and indirectly, maintains voting control of Mahukona Holdings Corp. Mr. Kamon resigned from the Board of Directors and as President of the Company on October 28, 2003. He remains as a consultant to the Company.

(3) Of the shares, 6,000,000 shares were transferred from its former owner prior to a bankruptcy proceeding in Japan. Were the Bankruptcy Trustee to initiate a proceeding, of which the Company has no knowledge, and successfully pursue a claim for recovery of the shares, then the control of the Company would change.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In October 1998, Yoshihiro Kamon acquired 90% of the issued and outstanding shares of the Company from a shareholder in exchange for $150,000. Thereafter in September, 1999, the Company entered into an Agreement and Plan of Merger and Reorganization, with Surety Kohala, a Hawaii corporation ("Surety Kohala"), whereby Surety Kohala would be merged into a subsidiary of SURETY HOLDINGS CORP., and become a subsidiary of Surety. The Company issued two million shares of its common stock, $.001 par value, to Chalon International of Hawaii, Inc., the shareholder of Surety Kohala, as and for the consideration for this acquisition. The Articles of Merger were filed with the Secretary of State of Hawaii on December 29, 1999. Mr. Kamon was President of Surety Kohala from 1988 to 1999, and was Executive Director and Vice President of Chalon Corp. from 1988 to 1999. Masahiro Kume, Chairman of Surety Kohala, is Mr. Kamon's brother-in law.

During 2001 and 2000, the Company's former President advanced the Company $447,000 pursuant to one year 5% promissory notes. During 2002 and 2001, the Company repaid the former President $354,000 and $93,000. At December 31, 2002, nothing was owed pursuant to the notes. Related interest expense for the years ended December 31, 2002 and 2001 is approximately $7,000 and $18,000, respectively.

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

Pursuant to uncollateralized promissory notes, the Company advanced Marine Forest, a related Japanese corporation that owns approximately 400 acres of land in Okinawa, Japan, $9.75 million. The notes bear interest at the U.S. prime rate, at date of issuance, plus one percent. Under their original terms, the notes were due six months after date of issuance. However, the notes were extended an additional six months and subsequently extended to December 31, 2002. as a concession to Marine Forest to advance Marine Forest's development projects. Marine Forest's current development plans are based upon a completed study prepared by a consultant for the Kohala Preserve development plan. The company believes that Marine Forest may sell its development projects based on the aforementioned study and repay the notes and interest thereafter.

As of December 31, 2003, the notes remain outstanding. Further, since issuance of the notes, no interest has been paid to the Company. Accordingly, during the years ended December 31, 2002 and 2001, in light of the speculative nature of Marine Forest's development projects among other reasons and in accordance with its compliance with the requirements of SFAS No. 114, the Company recorded an impairment charge of approximately $3.8 million and $7.2 million, respectively, including approximately $1.3 million of aggregate accrued interest receivable. During the year ended December 31, 2002, the Company discontinued accruing interest income on the notes in light of its impairment charge.

On February 24, 2004, the Company executed a promissory note for an additional $200,000 for monies advanced by the Company to pay real estate taxes on the property in connection with the venture.

--------------------------------------------------------------------------------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         Form 8-K filed Nov 6, 2003 --
         Change in Officers and Directors

--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SURETY HOLDINGS CORP>

             DATED: APRIL 12, 2004           /s/ JACK FANG
                                            ----------------------
                                             JACK FANG
                                             CHAIRMAN AND DIRECTOR

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

                    BY: /s/ JACK FANG
                    ----------------------------------------
                    JACK FANG, CHAIRMAN AND DIRECTOR

                    BY: /s/ HOWARD R. KNAPP
                    ----------------------------------------
                    HOWARD R. KNAPP, PRESIDENT AND
                    CHIEF EXECUTIVE OFFICER AND DIRECTOR

                    BY: /s/ LINDA O'DONNELL
                    ----------------------------------------
                    LINDA O'DONNELL, CHIEF FINANCIAL OFFICER