Form 10QSB
period 2004-03-31
SURETY HOLDINGS CORP
filed 2004-05-14
CIK 1119135

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004


( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to

     Commission File No.  0-32331

                              SURETY HOLDINGS CORP.
      ---------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Delaware                                       52-2229054
   ----------------------------------                      ---------------------
   State of other jurisdiction of                          (IRS Employer
   incorporation or organization                           Identification No.)

                               4400 Route 9 South
                           Freehold, New Jersey 07728
           ----------------------------------------------------------
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


                           6,753,000 - - May 14, 2004

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                       Page
                                                                                                       ----
 Part I - Financial Information

           Item 1 - Condensed Consolidated Financial Statements

                Balance Sheet as of March 31, 2004                                                         2

                Statements of Income for the Three Months Ended March 31, 2004 and 2003                    3

                Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003                4

                Notes to the Financial Statements                                                        5-9

           Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                         10-19

           Item 3 - Evaluation of Disclosure Controls and Procedures                                      20

 Part II - Other Information

           Item 1 - Legal Proceedings                                                                     20

           Item 2 - Change in Securities                                                                  20

           Item 3 - Defaults Upon Senior Securities                                                       20

           Item 4 - Submission of Matters to a Vote of Security Holders                                   20

           Item 5 - Other Information                                                                     20

           Item 6 - Exhibits and Reports on Form 8-K                                                      20

           SIGNATURE                                                                                      21

           CERTIFICATIONS

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                            $  13,118,000
  Real estate held for sale, current                                  3,807,000
  Prepaid income taxes                                                1,514,000
  Other current assets                                                  417,000
                                                                  -------------
      Total current assets                                           18,856,000

NOTES RECEIVABLE, less current maturities                             2,348,000

NOTES RECEIVABLE, officer                                               550,000

REAL ESTATE HELD FOR SALE                                            25,297,000

NOTES RECEIVABLE AND ACCRUED INTEREST,
   Marine Forest Resort, Inc., net of an
    approximate $11.2 million allowance for loan losses                      --

REAL ESTATE DEVELOPMENT COSTS                                        42,992,000

PROPERTY AND EQUIPMENT, net                                           2,439,000

DEFERRED TAX ASSET                                                    4,381,000

OTHER ASSETS                                                          1,866,000
                                                                  -------------
                                                                  $  98,729,000
                                                                  =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable, current maturity                                 $      26,000
  Accounts payable                                                      280,000
  Accrued expenses and other current liabilities                      1,885,000
                                                                  -------------
      Total current liabilities                                       2,191,000
                                                                  -------------

LONG-TERM LIABILITIES
  Notes payable, less current maturity                                  364,000
  Obligation pursuant to notes receivable
    financing, less current maturity                                    106,000
                                                                  -------------
                                                                        470,000
                                                                  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value,
   200,000,000 shares authorized,
   6,753,000 shares issued and
   outstanding                                                            7,000
  Capital in excess of par value                                    101,709,000
  Accumulated deficit                                                (5,648,000)
                                                                  -------------
      Total stockholders' equity                                     96,068,000
                                                                  -------------
                                                                  $  98,729,000
                                                                  =============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (unaudited)

                                                                                                2004                       2003
                                                                                             -----------                -----------
REVENUES                                                                                     $ 1,752,000                $ 3,078,000

COST OF REVENUES                                                                                 659,000                  1,167,000
                                                                                             -----------                -----------

GROSS PROFIT                                                                                   1,093,000                  1,911,000

GENERAL AND ADMINISTRATIVE
EXPENSES                                                                                         881,000                    617,000
                                                                                             -----------                -----------

INCOME FROM OPERATIONS                                                                           212,000                  1,294,000
                                                                                             -----------                -----------

OTHER INCOME (EXPENSE)
  Interest income                                                                                 90,000                     61,000
  Interest expense                                                                                (5,000)                    (7,000)
  Impairment charge, Marine Forest Resorts, Inc.                                                (200,000)
                                                                                             -----------                -----------

                                                                                                (115,000)                    54,000
                                                                                             -----------                -----------

INCOME BEFORE INCOME TAXES                                                                        97,000                  1,348,000

INCOME TAXES                                                                                     (36,000)                  (513,000)
                                                                                             -----------                -----------

NET INCOME                                                                                   $    61,000                $   835,000
                                                                                             ===========                ===========

NET INCOME PER COMMON
SHARE, basic and diluted                                                                     $      0.01                $      0.12
                                                                                             ===========                ===========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, basic and diluted                                                                 6,753,000                  6,745,000
                                                                                             ===========                ===========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                                                 2004                      2003
                                                                                             ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                  $     61,000              $    835,000
 Adjustments to reconcile net income
 to net cash used in operating activities:
  Depreciation and amortization                                                                    33,000                    36,000
  Deferred income taxes                                                                           (12,000)                    8,000
  Impairment charge, Marine Forest Resorts, Inc.                                                  200,000
  Gain on sales of property                                                                    (1,082,000)               (2,109,000)
  Stock compensation charge                                                                                                  32,000
  Increase (decrease) in cash
  attributable to changes in operating
  assets and liabilities:
    Prepaid income taxes                                                                           48,000
    Other current assets                                                                         (247,000)                  123,000
    Other assets                                                                                 (305,000)                 (115,000)
    Accounts payable                                                                              (17,000)                 (269,000)
    Accrued expenses and other
    current liabilities                                                                            25,000                    58,000
    Income taxes payable                                                                                                    245,000
                                                                                             ------------              ------------

NET CASH USED IN OPERATING ACTIVITIES                                                          (1,296,000)               (1,156,000)
                                                                                             ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                                                               (7,000)                  (10,000)
 Purchases of securities                                                                         (108,000)
 Proceeds from sales of property                                                                1,453,000                 2,868,000
 Real estate development expenditures                                                            (116,000)                 (294,000)
 Proceeds from repayments of notes receivable                                                     686,000                     4,000
 Proceeds from repayments of notes receivable, officer                                              3,000                     4,000
 Advances to Marine Forest Resort, Inc.                                                          (200,000)
                                                                                             ------------              ------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                       1,711,000                 2,572,000
                                                                                             ------------              ------------

NET CASH USED IN FINANCING ACTIVITY, principal
 payments on mortgage note payable                                                                (10,000)                   (8,000)
                                                                                             ------------              ------------


NET INCREASE IN CASH                                                                              405,000                 1,408,000

CASH
 Beginning of period                                                                           12,713,000                 9,746,000
                                                                                             ------------              ------------
 End of period                                                                               $ 13,118,000              $ 11,154,000
                                                                                             ============              ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid during the period for interest                                        $      5,000              $      7,000
                                                                                             ============              ============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS

Surety Holdings Corp. ("Surety") and its wholly-owned subsidiaries (collectively, the "Company") are primarily engaged in the development of 642 acres of property in the North Kohala district of Hawaii Island in the state of Hawaii. This development, referred to as the Kohala Preserve development project (see Real Estate Development Costs - Note 3), was initially slated to be a hotel, 18-hole golf course and resort homes. The Company is currently considering modifying the project`s inclusion of a "hotel concept". The Company is working with consultants to study various options for structuring this real estate project along with the necessary financial and funding strategy. There has been no finalization of the components of the development project.

The current  Hawaiian  operations  of the Company  also  include the sale of its
non-Kohala  Preserve   development  project  real  estate  and  other  ancillary
activities.

In 2004, the Company segregated $1.2 million of funds in connection with an Asian business venture which is intended to encourage Asian businesses to invest and/or operate in the Pittsburgh area. The Company has utilized approximately $200,000 for costs primarily related to the facilitation of a marketing site in Hong Kong. It is anticipated that within the next six months the Company may purchase land in the Pittsburgh area for this project. Additionally, the Company may be required to advance more monies depending upon the success of developing other business partners for this venture. No future commitment, however, has been made to increase these designated funds.

2.   UNAUDITED   STATEMENTS,   INCOME  PER  COMMON  SHARE  AND  NEW   ACCOUNTING
     PRONOUNCEMENTS

UNAUDITED STATEMENTS

The accompanying condensed consolidated financial statements of Surety Holdings Corp. and Subsidiaries as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report on the Form 10-KSB for the year ended December 31, 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may occur for the year ending December 31, 2004.

INCOME PER COMMON SHARE

The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has no securities or other contracts to issue common stock, basic and diluted net income per common share for the three-month periods ended March 31, 2004 and 2003 were the same.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.   UNAUDITED   STATEMENTS,   INCOME  PER  COMMON  SHARE  AND  NEW   ACCOUNTING
     PRONOUNCEMENTS (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the equity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R is effective for reporting periods ending after December 15, 2004. The Company is currently assessing the impact, if any, the adoption of this interpretation will have on the Company's condensed consolidated financial statements.

3.       REAL ESTATE DEVELOPMENT COSTS

At March 31, 2004, real estate development costs, attributed to the Company's Kohala Preserve development project, consist of the following:

 Land and land acquisition costs                              $28,698,000
 Planning and studies                                           2,689,000
 Engineering and architectural                                    565,000
 Infrastructure                                                 6,958,000
 Professional and consulting fees                               2,414,000
 Other                                                          1,668,000
                                                        -----------------
                                                              $42,992,000
                                                        =================

4.   COMMITMENTS AND CONTINGENCIES

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

The Company has entered into various consulting agreements for project development and other services. Generally, these agreements are on a project by project basis requiring payments as services are performed. The Company is currently involved in development projects which are expected to be incurred and completed within the next twelve months for a total of approximately $349,000.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4. COMMITMENTS AND CONTINGENCIES (CONTINUED)

An action was commenced against Surety Kohala Corporation (SKC), a wholly owned subsidiary of the Company, in August 2003 in US District Court for the District of Hawaii by a consultant to the Company primarily alleging breach of contract in connection with services to be rendered for the development of the Kohala Preserve Project. The consulting firm claimed it was owed approximately $5.5 million and potential other amounts. Subsequent to SKC filing a counter claim against the consulting firm, SKC' s law firm, in which the consultant's Chairman/CEO was of counsel, filed a claim for unpaid fees of approximately $361,000. On April 1, 2004, the Company entered into an agreement with all parties settling the litigation by agreeing to pay a total of $1.4 million to certain parties by June 30, 2004. On April 30, 2004, a definitive agreement was signed.

The Company is involved in certain other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

5.   RELATED PARTY TRANSACTIONS

FORMER PRESIDENT, PRINCIPAL STOCKHOLDER, AND CONSULTANT

The Company paid the principal stockholder of the Company $75,000 in salary as the former President of the Company for the three months ended March 31, 2003 and $75,000 in consulting fees for the three months ended March 31, 2004.

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

As of March 31, 2004, the notes remain outstanding. Further, since issuance of the notes, no interest has been paid to the Company. Accordingly, during the years ended December 31, 2002 and 2001, in light of the speculative nature of Marine Forest's development projects among other reasons and in accordance with its compliance with the requirements of SFAS No. 114, the Company recorded an impairment charge of approximately $3.8 million and $7.2 million, respectively, including approximately $1.3 million of aggregate accrued interest receivable. During the year ended December 31, 2002, the Company discontinued accruing interest income on the notes in light of its impairment charge.

In February 2004, the Company executed a one-year promissory note, which carries interest at 5% per annum, for an additional $200,000 of monies advanced by the Company to Marine Forest to pay real estate taxes. For reasons discussed above, the Company recorded a simultaneous impairment charge of $200,000.

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5. RELATED PARTY TRANSACTIONS (CONTINUED)

NOTE RECEIVABLE, OFFICER

In April 2002, an officer of the Company purchased property and improvements thereon for $575,000. The officer entered into a 30-year note agreement which requires monthly payments of principal and interest through 2032. The note receivable bears interest at the rate of 2.66%. At March 31, 2004, the balance on this note receivable was approximately $550,000.

OTHER

In each of the quarters ended March 31, 2004 and 2003, the Company paid rent of approximately $2,300 to an officer of the Kohala operation.

In January 2004, an officer of the Kohala operation entered into a contract for the purchase of 31 acres of land for approximately $465,000. The purchase transaction is expected to be closed during the second quarter of 2004.

6.   SEGMENT REPORTING

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

Operating results, by segment, for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

                                                THREE MONTHS ENDED MARCH 31, 2004

                                                Real Estate        Rental        Cattle
                                                    Sales         Activity        Sales         Other         Corporate      Total
                                               -------------------------------------------------------------------------------------
Revenues                                          $  1,453       $    123       $    116      $     60       $     --      $  1,752
Cost of revenues                                       502             34             58            65                          659
                                               -------------------------------------------------------------------------------------

Segment profit (loss)                                  951             89             58            (5)                       1,093
General and administrative expenses                                                                              (881)         (881)
Interest income, net                                                                                               85            85
Impairment charge                                                                                                (200)         (200)
Income taxes                                                                                                      (36)          (36)
                                               -------------------------------------------------------------------------------------

Net income (loss)                                 $    951       $     89       $     58      $     (5)      $ (1,032)     $     61
                                               =====================================================================================

Total assets                                      $ 33,503       $  1,243       $    114      $    266       $ 63,603      $ 98,729
                                               =====================================================================================

Capital expenditures                              $     --       $     --       $     --      $     --       $    123      $    123
                                               =====================================================================================

Depreciation and amortization                     $     --       $      1       $      4      $      9       $     19      $     33
                                               =====================================================================================

                     SURETY HOLDINGS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.       SEGMENT REPORTING (CONTINUED)

                                               THREE MONTHS ENDED MARCH 31, 2003

                                                Real Estate        Rental        Cattle
                                                    Sales         Activity        Sales         Other         Corporate      Total
                                               -------------------------------------------------------------------------------------
Revenues                                          $  2,868       $     83       $     72      $     55       $     --      $  3,078
Cost of revenues                                     1,020             31             60            56                       1,167
                                               -------------------------------------------------------------------------------------
Segment profit (loss)                                1,848             52             12            (1)                       1,911
General and administrative expenses                                                                              (617)         (617)
Interest income, net                                                                                               54            54
Income taxes                                                                                                     (513)         (513)
                                               -------------------------------------------------------------------------------------

Net income (loss)                                 $  1,848       $     52       $     12      $     (1)      $ (1,076)     $    835
                                               =====================================================================================

Total assets                                      $ 36,571       $     61       $     99      $    563       $ 60,349      $ 97,643
                                               =====================================================================================

Capital expenditures                              $     --       $     --       $      6                     $    298      $    304
                                               =====================================================================================

Depreciation and amortization                     $     --       $      1       $      4      $     15       $     16      $     36
                                               =====================================================================================

5/11/04 10:02 PM
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Surety Holdings Corp. ("Surety"), through its wholly-owned subsidiary, Surety Kohala Corporation ("Surety Kohala") (collectively, with other subsidiaries "the Company"), continues to study its proposed development plans of the 642 acres of land in the North Kohala district of Hawaii Island in the state of Hawaii. This development, referred to as the Kohala Preserve development project, was initially slated to be a hotel, 18-hole golf course and resort homes. The Company is considering modifying the project for its inclusion of a "hotel concept". There has been no finalization of the component of this development project. The Company is working with consultants to study the various options for structuring the project along with the necessary financial and funding strategy. The timing of its negotiations with joint venture partners and/or avenues of development for the 642 acres are a function of many risks. There can be no assurances that the Company will be successful in overcoming all of the risks of development of the proposed resort property. (See KOHALA PRESERVE DEVELOPMENT in Liquidity and Capital Resources)

The current operations of the Company (discussed in Results of Operations on the following pages) include the sale of its non-Kohala Preserve development project real estate and other ancillary activities.

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

The Company has identified the following critical accounting policies which effect the Company's condensed consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003:

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

RESULTS OF OPERATIONS

The following table sets forth the statements of income (loss) of the Company for the three months ended March 31, 2004 and 2003:

                                                    2004                2003

Real estate sales                                $ 1,453,000        $ 2,868,000
Rentals                                              123,000             83,000
Cattle sales                                         116,000             72,000
Other                                                 60,000             55,000
                                                 -----------        -----------
   Total revenues                                  1,752,000          3,078,000
                                                 -----------        -----------

Cost of real estate sales                            502,000          1,020,000
Cost of rentals                                       34,000             31,000
Cost of cattle sales                                  58,000             60,000
Cost of other                                         65,000             56,000
                                                 -----------        -----------
   Total cost of revenues                            659,000          1,167,000
                                                 -----------        -----------
Gross profit                                       1,093,000          1,911,000

General and administrative expenses                  881,000            617,000
                                                 -----------        -----------
Income from operations                               212,000          1,294,000
                                                 -----------        -----------



Impairment charge                                   (200,000)
Interest income                                       90,000             61,000
Interest expense                                      (5,000)            (7,000)
Income taxes                                         (36,000)          (513,000)
                                                 -----------        -----------
                                                    (151,000)          (459,000)
                                                 -----------        -----------
Net income                                       $    61,000        $   835,000
                                                 ===========        ===========


REAL ESTATE SALES -

For the three months ended March 31, 2004, the Company sold three properties for proceeds of approximately $1.5 million as compared to the three months ended March 31, 2003 where the Company sold four properties for proceeds of approximately $2.9 million, an approximate $1.4 million decrease.

The Company anticipates closing real estate transactions for a total of approximately $12 million in 2004, which is comparable to the $11.7 million from 2003. There can be no assurances that the Company will be able to close on the balance of these contracts in 2004, nor on the balance of additional transactions anticipated to yield a total of $5 million in 2005.

Real estate sales expense for the three months ended March 31, 2004 and 2003 was approximately 35% and 36%, respectively, of real estate sales.

RENTAL REVENUES -

Rental revenues for the three months ended March 31, 2004 are approximately 48% higher than the rental revenues realized for the three months ended March 31, 2003. The Company believes total rental revenues in 2004 could be comparable to total rental revenues realized in 2003.

CATTLE SALES -

The approximate 61% increase in cattle sales in 2004 is attributable to the 15% or $52.27 increase in the average price per head of cattle and a 33%, or 93 increase in the head of cattle sold. Specifically, for the three months ended March 31, 2004, the Company sold 374 heads at an average price of approximately $308.98 per head versus the same period in 2003, where the Company sold 281 heads at an average price of approximately $257 per head.

OTHER REVENUES -

Total other revenues for the three months ended March 31, 2004 was approximately $60,000 and $55,000 for the three months ended March 31, 2003. This represented an increase of approximately 9%, as compared to the three months ended March 31, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES -

On an overall basis, general and administrative expenses increased approximately $264,000, or 43% for three months ended March 31, 2004 as compared to the same period in 2003. The components of general and administrative expenses for the three months ended March 31, 2004 include salaries and related costs of approximately $180,000; professional fees (legal, auditing and consulting) of approximately  $390,000;  franchise  and other taxes of  approximately  $40,000;
depreciation of approximately $33,000; insurance of approximately $68,000; travel and entertainment of approximately $110,000; and other expenses aggregating approximately $60,000. The components of general and administrative expenses for the three months ended March 31, 2003 include salaries and related costs of approximately $102,000; professional fees (legal, auditing and consulting) of approximately $289,000; franchise and other taxes of approximately $29,000; depreciation of approximately $16,000; insurance of approximately $37,000; and other expenses aggregating approximately $144,000.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

For the three months ended March 31, 2004 and 2003,  the Company's net cash used
in  operating   activities   of   approximately   $1,296,000   and   $1,156,000,
respectively, is comprised of the following:

                                                    2004               2003

Net income                                       $    61,000        $   835,000

Impairement charge - Marine Forest                   200,000

Depreciation and amortization                         33,000             36,000

Deferred income taxes (benefit)                      (12,000)             8,000

Stock compensation charge                                                32,000

Gain on sales of property                         (1,082,000)        (2,109,000)

Changes in operating assets
and liabilities                                     (496,000)            42,000
                                                 -----------        -----------

                                                 $(1,296,000)       $(1,156,000)
                                                 ===========        ===========


For the three months ended March 31, 2004 and 2003, the Company's net cash provided by investing activities of approximately $1,711,000 and $2,568,000, respectively, is comprised of the following:

                                                    2003                2002

Capital expenditures including
  real estate development                       $  (123,000)        $  (304,000)

Proceeds from sales of property                   1,453,000           2,868,000

Purchases of securites                             (108,000)

Advances to Marine Forest                          (200,000)

Proceeds from notes receivable                      689,000               8,000
                                                -----------         -----------

                                                $ 1,711,000         $ 2,572,000
                                                ===========         ===========


Approximately $116,000 of the $123,000 of the 2004 capital expenditures and approximately $294,000 of the $304,000 of the 2003 capital expenditures was made to progress the Company's Kohala Preserve development endeavors. These expenditures include approximately $97,000 and $114,000, in the three months ended March 31, 2004 and 2003, respectively, for land clearing, leveling and grading and approximately $9,000 and $180,000 for the three months ended March 31, 2004 and 2003, respectively, for design, planning, engineering and surveying and other costs.

For the three months ended March 31, 2004 and 2003, the Company's net cash used in financing activities of approximately $10,000 and $8,000, respectively, is comprised of debt repayments.

As of March 31, 2004, the Company has total current assets of approximately $18,856,000 and total current liabilities of approximately $2,191,000 or a working capital of approximately $16,665,000. At March 31, 2004, the Company's cash balance was approximately $13.1 million. As previously discussed, the Company anticipates 2004 revenue levels to be higher than levels experienced during 2003, however there can be no assurances that this will be able to be accomplished. However, given the Company's anticipated cash requirements to develop and construct the revised Kohala Preserve project (discussed below), future capital raising or debt financing activities may be required. There can be no assurances the Company will be successful in resolving its financing requirements.

KOHALA PRESERVE DEVELOPMENT

The Company continues to strategize its development plans relative to its 642 acres of land in the North Kohala district of Hawaii Island in the state of Hawaii (known as the Kohala Preserve development project). The original plans for this parcel of land were the development of a hotel, 18-hole golf course and resort homes. This plan, however, was revised to exclude the hotel-concept in late 2003. During 2001, the Company hired several consultants, with extensive experience in high-end resort development and marketing, to reassess its development strategy with respect to Kohala Preserve property. The goal was to provide the Company guidance in determining an effective development strategy that will optimize the property's economic potential. Throughout 2002 and 2003 the Company continued to analyze its business and development options. As a result of conflicts with a real estate/legal consultant (see litigation below), the Company commenced a business relationship with a legal/financial consultant based in Texas in the fall of 2003 to improve its efforts for the deal structuring of the resort project. The Texas-based consulting firm is working with studies and market analysis and the status of permits and other development documents to determine critical components, opportunities and restrictions of the real property. The Company continues to believe the entitlements on this site are very valuable. The Texas-based consulting firm has been advising the Company of various options for structuring the business deal and the financial and funding strategy. To date, no finalization of the components of the development plans has been made. The project continues to be subject to further Company and consultant review and analysis. The Company believes that the real estate market (second homes) on the island remains good and that there are limited opportunities for new resort development on the west coast of the island. The financial structuring report is expected to be completed by the summer of 2004.

In December of 2003, the Company entered into a monthly $25,000 consultant agreement with its principal stockholder and former President for this project.

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

Other developers in the area have experienced lawsuits whereby their projects have been suspended because of agricultural related issues. The Company's awareness of the competition's issues, along with their own litigation with the former consultants, has hampered the Company's progress in this real estate project. Despite this slowdown, the Company's timing of its negotiations with potential joint venture partners has also been affected by other economic conditions. The Company, however, believes it will be in position to chose a necessary financial partner within the next six months. The Company anticipates that any potential joint venture partner would be responsible for not only assisting in obtaining the necessary construction financing, but also be asked to assist in the large upfront cash investment required to develop this project to the next phase. It is anticipated that there would be a 120 to 180 day due diligence period by any potential joint venture partner.

In February 2004, the Company received a cash flow projection report for a proposed resort development, exclusive of a hotel. In late 2002, the Company received a projected cash flow for the resort development including a hotel. Management is considering both reports in determining its future development and funding strategies. Assuming a development project including a hotel, condo units (fractional and whole ownership), house lot and home sales and a club (golf, spa and ranch), the projections reflect that the total net undiscounted cash flows over 10 years could be approximately $258 million (discounted approximately $70 million). The breakdown of this net cash flow would be $60 million for the condos, $132 million for the house lots and homes, $26 million for the golf/club, and $40 million for the hotel. The net cash outflow for the first year could be approximately $40 million, second year $43 million, and thereafter each year it is anticipated that it could be a positive cash flow. Without a hotel, the net undiscounted cash flow shows $230 million (discounted approximately $100 million). First year's cash outflow could be $21 million and could be positive each year thereafter.

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

INTERMOST CORPORATION ("INTERMOST")

On January 8, 2004, the Company entered into a letter of intent with Intermost whereby Intermost would acquire 100% of the issued and outstanding stock of a wholly owned subsidiary of Surety. The consideration to be paid by Intermost to the Company is 40 million shares of Intermost restricted common stock. Intermost primarily focuses on the private equity exchange business, through which equities and other assets of privately held companies can be traded over-the-counter with authorized exchanges in China. The subsidiary corporation of Surety is the owner of real property in Hawaii, whereby the Company guarantees that the property to be designated will realize no less than $8 million proceeds for Intermost in the sixty-month period following the closing of the transaction. This transaction is subject to the execution of a definitive agreement and various other conditions. A due diligence review is currently in process and by the end of

June 2004, it is anticipated a decision will be reached as to whether this proposed transaction will be consummated.

ASIAN BUSINESS DEVELOPMENT

In January and February of 2004, the Company segregated for its newly formed subsidiary a total of $1,200,000 to pursue an Asian business development opportunity in Pittsburgh, Pennsylvania. The Company has utilized approximately $200,000 for development costs primarily related to the facilitation of a marketing site in Hong Kong. It is anticipated that within the next six months the Company will possibly enter into land purchases in the Pittsburgh area for this project. The Company plans on entering into a formal agreement in 2004 whereby additional monies may be invested in this project dependent upon the success of developing other business partners for this project, however, no future commitment has made.

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

As of March 31, 2004 and through the date hereof, the notes remain outstanding. Further, since issuance of the notes and through the date hereof, no interest has been paid to the Company. Accordingly, during the years ended December 31, 2002 and 2001, in light of the speculative nature of Marine Forest's development projects among other reasons and in accordance with its compliance with the requirements of SFAS No. 114 (see previous discussion of Critical Accounting Policies), the Company recorded an impairment charge of approximately $3.8 million and $7.2 million, respectively, including approximately $1.3 million of aggregate accrued interest receivable. During the year ended December 31, 2002, the Company discontinued accruing interest income on the notes in light of its impairment charge.

In February 2004, the Company loaned Marine Forest $200,000 to pay real estate taxes on the property. Although the Company received a one-year secured promissory note, with interest of 5% per annum due March 1, 2005, the Company recorded an impairment charge of $200,000 in March 2004, for reasons discussed above.

LITIGATION

An action was commenced against Surety Kohala Corporation (SKC), a wholly owned subsidiary of the Company, in August 2003 in US District Court for the District of Hawaii by a consultant to the Company primarily alleging breach of contract in connection with services to be rendered for the development of the Kohala Preserve Project. The consulting firm claimed it was owed approximately $5.5 million and potential other amounts. Subsequent to SKC filing a counter claim against the consulting firm, SKC' s law firm, in which the consultant's Chairman/CEO was of counsel, filed a claim for unpaid fees of approximately $361,000. On April 1, 2004, the Company entered into an agreement with all parties settling the litigation by agreeing to pay a total of $1.4 million to certain parties by June 30, 2004. On April 30, 2004 a definitive agreement was signed.

In the opinion of management, the resolution of this matter does not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

CONTRACTUAL COMMITMENTS

The Company is obligated under various contractual commitments over the next several years. Following is a summary of those commitments as of December 31, 2003:

                                                                     GREATER
                                           1 YEAR     1 -3 YEARS  THAN 3 YEARS

Notes payable (a)                         $ 31,000     $ 37,000     $332,000
Development projects                       349,000
                                          --------     --------     --------
                                          $380,000     $ 37,000     $332,000
                                          ========     ========     ========

(a) Excludes obligation pursuant to notes receivable financing whereby a cash outlay is only required if the financial institution requires the Company to repurchase a defaulted note.

Item 3.           Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our president and chief executive officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings:

There have been no material changes in legal proceedings as required to be reported on Form 10-QSB from as previously reported in the Company's 10-KSB for the fiscal year ended December 31, 2003.

Item 2.           Change in Securities

                  None

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

                                           SURETY HOLDINGS CORP.
                                               (Registrant)

Dated: May 14, 2004

                                           By:  /s/  Howard R. Knapp
                                           --------------------------------
                                           Howard R. Knapp
                                           President and Chief Executive Officer

                                           By:  /s/  Linda O'Donnell
                                           --------------------------------
                                           Linda O'Donnell
                                           Chief Financial Officer